Form 10QSB
period 1995-03-31
WISMER MARTIN INC
filed 1995-05-15
CIK 791260

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549

                                   FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995
                                     --------------
         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from           to
                                           ----------  ------------------

                                       Commission File Number 0-17478
                                                              -------

                                  WISMER-MARTIN, INC.
         (Exact name of small business issuer as specified in its charter)


          WASHINGTON                                              91-1196514
(State or other jurisdiction of incorporation                   (IRS Employer
 or organization)                                           Indentification No.)


                                 N. 12828 NEWPORT HIGHWAY
                               MEAD, WASHINGTON  99021-9988
                             (Address of principal executive offices)

                                     (509) 466-0396
                                (Issuer's telephone number)

- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                               ----   ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF APRIL 30, 1995, THERE WERE 9,847,625 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.001, WHICH IS THE ONLY CLASS OF COMMON EQUITY STOCK OF THE REGISTRANT.

Transitional Small Business disclosure Format (check one):
Yes          ;  No     X
   ----------     ----------

                               WISMER-MARTIN, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1995
                                     -------



                                    I N D E X

                                                                           Page
                                                                           ----
PART I - Financial Information

  Item 1   -  Consolidated Balance Sheets, March 31, 1995 and
              June 30,1994................................................. 1

           -  Consolidated Statements of Operations - Three and Nine Month
              Periods Ended March 31, 1995 and 1994........................ 2

           -  Consolidated Statements of Cash Flows - Nine Month Periods
              Ended March 31, 1995 and 1994................................ 3

           -  Notes to Consolidated Financial Statements.................. 4-5

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 6-10

PART II - Other Information

   Item 4 - Submission of Matters to a Vote of Security Holders............. 11

   Item 6 - Exhibits and Reports on Form 8-K................................ 11

                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1995 AND JUNE 30, 1994
                                   (UNAUDITED)

                                                                                    March 31,      June 30,
                    ASSETS                                                            1995           1994
                                                                                  -------------  -------------
Current assets:
   Cash and cash equivalents                                                      $     36,689   $    588,349
   Receivables:
    Trade, net of allowance for doubtful accounts
    of $278,074 and  $176,362                                                        1,732,537      2,807,368
   Unbilled costs and expenses                                                         190,251        166,354
   Inventories                                                                         267,370        625,018
   Prepaids and other assets                                                           186,988        199,152
   Deferred income taxes                                                               589,889        248,044
                                                                                  -------------  -------------

    Total current assets                                                             3,003,724      4,634,285

Property, plant and equipment, net of accumulated
   depreciation and amortization of $1,988,434 and $1,616,061                        1,948,528      1,962,445
Software development costs, net of accumulated amortization
 of $2,249,964 and $1,790,345                                                        2,500,469      1,672,161
Other assets, net of accumulated amortization
 of $171,468 and $404,836                                                              184,602        209,282
                                                                                  -------------  -------------

   Total assets                                                                   $  7,637,323   $  8,478,173
                                                                                  -------------  -------------
                                                                                  -------------  -------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Note payable to bank                                                           $    958,949   $          -
   Accounts payable                                                                  1,014,725      1,097,500
   Accrued wages and related taxes                                                     341,358        524,455
   Other accrued liabilities                                                           138,132        302,102
   Deposits                                                                             13,136         28,347
   Deferred revenue                                                                  2,318,510      2,231,801
   Long-term debt, due within one year                                                  62,234         64,465
   Obligations under capital leases, due within one year                                29,305         20,164
                                                                                  -------------  -------------

    Total current liabilities                                                        4,876,349      4,268,834

Other liabilities                                                                       93,201        138,740
Long-term debt, due after one year                                                     900,746        949,617
Convertible subordinated debentures                                                  3,000,000      3,000,000
Obligations under capital leases, due after one year                                    75,721         69,625
Deferred income taxes                                                                  589,885        589,885
                                                                                  -------------  -------------

    Total liabilities                                                                9,535,902      9,016,701
                                                                                  -------------  -------------

Stockholders' equity (deficit):
   Common stock, $.001 par value 20,000,000 shares authorized:
    9,847,625 and 9,362,625 shares issued and outstanding                                9,848          9,363
   Additional paid-in capital                                                        1,203,809      1,082,544
   Excess purchase price of acquired subsidiary                                     (2,533,308)    (2,533,308)
   Retained earnings (deficit)                                                        (578,928)       902,873
                                                                                  -------------  -------------

     Total stockholders' equity (deficit)                                           (1,898,579)      (538,528)
                                                                                  -------------  -------------

   Total liabilities and stockholders' equity                                     $  7,637,323    $ 8,478,173
                                                                                  -------------  -------------
                                                                                  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                              WISMER-MARTIN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)


                                                               Three Months Ended          Nine Months Ended
                                                                    March 31,                  March 31,
                                                               1995            1994         1995         1994
                                                           ------------   ------------   ------------  ------------
Net sales:
     Software license fees                                 $    581,158   $  1,489,961   $  2,149,057   $ 2,921,616
     Equipment, software and supplies sales                     487,970        633,522      1,920,152     1,899,258
     Software support and hardware maintenance contracts        977,449        808,912      2,879,754     2,097,587
     Service revenue                                            534,890        364,294      2,154,972     1,065,350
     Discounts                                                 (597,767)      (309,833)    (1,273,462)     (730,614)
                                                           -------------  -------------  -------------  ------------
Net sales                                                     1,983,699      2,986,856      7,830,473     7,253,197

Operating expenses:
     Cost of software license fees                              163,376        153,719        459,619       349,719
     Cost of equipment, software and supplies sold              373,709        455,344      1,401,011     1,301,604
     Cost of support and operations                             641,294        771,431      2,197,585     1,931,892
     Selling and marketing                                      627,077        592,428      1,895,603     1,208,875
     Product research, development and enhancements             589,246        538,031      1,887,622       862,473
      Less: amount capitalized related to enhancements         (499,943)      (229,813)    (1,287,927)     (493,230)
     General and administration                                 791,478        879,800      2,819,313     1,649,521
                                                           -------------  -------------  -------------  ------------
     Total operating expense                                  2,686,237      3,160,940      9,372,826     6,810,854
                                                           -------------  -------------  -------------  ------------

Operating income (loss)                                        (702,538)      (174,084)    (1,542,353)      442,343

Other income (expense):
     Interest income                                              7,721         10,094         19,274        21,297
     Interest expense                                          (129,527)       (62,614)      (301,584)     (117,194)
                                                           -------------  -------------  -------------  ------------
Income (loss) before income taxes and
 cumulative effect of change in accounting principle           (824,343)      (226,604)    (1,824,663)      346,446
Income tax expense (benefit)                                          -        (92,723)      (342,862)       80,886
                                                           -------------  -------------  -------------  ------------

Income (loss) before cumulative effect of change
 in accounting principle                                       (824,343)      (133,881)    (1,481,801)      265,560
Cumulative effect of change in accounting principle                   -               -              -      (27,479)
                                                           -------------  -------------  -------------  ------------

Net income (loss)                                          $   (824,343)  $   (133,881)  $ (1,481,801)  $   238,081
                                                           -------------  -------------  -------------  ------------
                                                           -------------  -------------  -------------  ------------
Net income (loss) per share:

Income (loss) before cumulative effect of change
 in accounting principle                                   $      (0.09)  $      (0.01)  $      (0.15)  $      0.03
Cumulative effect of change in accounting principle                 Nil            Nil            Nil           Nil
                                                           -------------  -------------  -------------  ------------

Net income (loss) per share                                $      (0.09)  $      (0.01)  $      (0.15)  $      0.03
                                                           -------------  -------------  -------------  ------------
Weighted average common shares outstanding                    9,847,625      9,055,960      9,685,500     9,055,960
                                                           -------------  -------------  -------------  ------------
                                                           -------------  -------------  -------------  ------------


   The accompanying notes are an integral part of these financial statements.

                               WISMER-MARTIN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

                                                                                            1995                 1994
                                                                                        ------------        ------------
Cash flows from operating activities:
Net income (loss)                                                                       $ (1,481,801)       $    238,081
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                             927,624             566,229
   Cumulative effect of accounting change                                                          -              27,479
   Deferred income tax benefit                                                                     -             (26,639)
   Change in:
     Trade accounts receivable                                                             1,074,831             298,043
     Unbilled costs and expenses                                                             (23,897)             87,363
     Inventories                                                                             357,648             (83,921)
     Prepaids and other assets                                                                12,164             (28,249)
     Deferred Income Taxes                                                                  (341,845)                  -
     Accounts payable                                                                        (82,775)            (89,131)
     Accrued wages and related taxes                                                        (183,097)            (25,192)
     Other accrued expenses                                                                 (163,970)             28,818
     Income taxes payable                                                                          -             108,291
     Deposits                                                                                (15,211)             20,087
     Deferred revenue                                                                         86,709              (9,489)
     Other liabilities                                                                             -             (50,987)
                                                                                        ------------        ------------
      Net cash provided (used) by operating activities                                       166,380           1,060,783
                                                                                        ------------        ------------

Cash flows from investing activities:
   Net cash received upon purchase of consolidated subsidiary                                      -             313,297
   Purchase of property, plant and equipment                                                (324,752)           (335,004)
   Additions to software development costs                                                (1,287,926)           (493,230)
   Purchase of other assets                                                                  (70,952)            (11,913)
   Payments received on notes receivable                                                           -                 862
                                                                                        ------------        ------------
      Net cash used in investing activities                                               (1,683,630)           (525,988)
                                                                                        ------------        ------------

Cash flows from financing activities
   Payment of debt obligations                                                               (96,641)            (22,477)
   Proceeds from issuance of common stock                                                    121,750                   -
   Proceeds from subordinated debentures                                                           -             500,000
   Payments under capital lease obligation                                                   (18,467)             (6,688)
   Net proceeds (payments) on note payable to bank                                           958,949            (357,327)
                                                                                        ------------        ------------
      Net cash provided by financing activities                                              965,590             113,508
                                                                                        ------------        ------------

Net increase (decrease) in cash and cash equivalents                                        (551,660)            648,303
Cash and cash equivalents at beginning of period                                             588,349              87,716
                                                                                        ------------        ------------

Cash and cash equivalents at end of period                                              $     36,689            $736,019
                                                                                        ------------        ------------
                                                                                        ------------        ------------

NONCASH FINANCING ACTIVITIES:
  Issuance of subordinated debentures for acquisition of
   Integrated Health Systems, Inc.                                                                          $  2,500,000
                                                                                                            ------------
                                                                                                            ------------


   The accompanying notes are an integral part of these financial statements.

                         PART I - FINANCIAL INFORMATION
                                    CONTINUED

                               WISMER-MARTIN, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                     _______


 1.   ANNUAL FINANCIAL STATEMENTS NOTES:
      ---------------------------------

      Certain of the notes to the financial statements as of June 30, 1994, as set forth in the Company's 1994 Annual Report, substantially apply to the interim financial statements and are not repeated here.

      The results for the period ended March 31, 1995 are not necessarily indicative of future financial results.


 2.   MANAGEMENT'S STATEMENT REGARDING ADJUSTMENTS:
      --------------------------------------------

      The financial information given in the accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement for the periods reported. The balance sheet at June 30, 1994 has been derived from the audited balance sheet.

 3.   INVENTORIES:
      -----------

      Inventories at March 31, 1995 and June 30, 1994 are summarized as follows:



                                                     March 31,      June 30,
                                                        1995           1994
                                                    ------------   ------------
                    Hardware held for sale             $241,436       $591,298
                    Software                             12,859         20,222
                    Supplies                             13,075         13,498
                                                       --------       --------

                    Total                              $267,370       $625,018
                                                       --------       --------


                          PART I-FINANCIAL INFORMATION
                                    CONTINUED

                               WISMER-MARTIN, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                        -----


4.   STOCK OPTIONS:
     -------------

     The Company issued two common stock purchase options on November 11, 1994 to two employees of the Company. The common stock purchase options are for the acquisition of a total of 50,000 shares of common stock of the Company. The options are exercisable from October 25, 1994 to October 25, 1997. The exercise price of the options is $1.75 per share.

     On March 18, 1995, the Company issued common stock purchase options to three employees of the Company. The common stock purchase options are for the acquisition of a total of 475,000 shares of common stock of the Company. The options are exercisable from January 31, 1995 to January 31, 1998. The exercise price of the options is $1.60 per share.



5.   RECLASSIFICATIONS:
     -----------------
     Certain consolidated financial statement amounts have been reclassified to conform to the 1994 presentation. These reclassifications had no effect on the net loss or retained earnings as previously reported.

                         PART I - FINANCIAL INFORMATION
                                    CONTINUED

                               WISMER-MARTIN, INC.
                                     _______

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------

On February 10, 1994, the Company acquired all of the outstanding shares of common stock of Integrated Health Systems, Inc. (IHS). The consolidated financial statements include the results of operations of IHS since February 10, 1994. Therefore, the results of operations for the nine and three month periods ended March 31, 1995 are not directly comparable to the same periods for 1994. The 1995 results include the results of operations for IHS for complete nine and three month periods, whereas the corresponding periods for 1994 only include the results of operations for IHS from the date of acquisition, February 10, 1994, through the end of the third quarter, March 31, 1994.

Management has implemented several changes in the operations of the Company. Some of the changes made were (a) as of January 31, 1995, the Company reduced its workforce and shifted resources to concentrate on the healthcare information network (HIN) market leading to an expense reduction as well as a positive impact on the sales and service levels of the Company, (b) a continued emphasis on the elimination or reduction of nonessential expenses, (c) a reduction in the number of remote branch offices of the Company which will yield reduced office operating expenses in the coming months, (d) a corporate management reorganization to maximize the efficiencies and effectiveness of the Company, and (e) an increased emphasis on generating sales and revenues for the Company. Management believes the changes will have a positive impact on the financial condition and operations of the Company during the remainder of the fiscal year ending June 30, 1995.

NINE MONTHS ENDED MARCH 31, 1995 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1994

During the nine months ended March 31, 1995 (""1995''), sales were approximately $7,830,000, representing an increase of $577,000 from the sales of $7,253,000 for the nine months ended March 31, 1994 (""1994''). This increase was due to (1) the inclusion of approximately $1,054,000 of revenue from Integrated Health Systems, Inc.(""IHS''), which was acquired as a wholly-owned subsidiary on February 10, 1994 (see above), and (2) a decrease in Wismer-Martin, Inc.'s (""W-M'') revenue of $477,000.

The cost of software license fees increased from $349,700 in 1994 to $459,600 in 1995. This increase of $109,900 was the result of an increase in the amortization of software development costs.

The cost of equipment, software and supplies sold increased from $1,301,600 in 1994 to $1,401,000 in 1995. This increase of $99,400 was due primarily to the increase in the cost of equipment and supplies sold.

The cost of support and operations increased from $1,931,900 for the nine month period ended March 31, 1994 as compared to $2,197,600 for the nine month period ended March 31, 1995. This increase of $265,700 was due to (1) the inclusion of $203,500 in cost of support and services from IHS and (2) an increase in W-M's expense of $62,200.

Selling and marketing expenses increased by $686,700, or 57%, for the nine months ended March 31, 1995 as compared to the same period in 1994. This change resulted primarily from an increase in the number of sales and marketing personnel assigned to the Blue Cross of Washington and Alaska contract.

                         PART I - FINANCIAL INFORMATION
                                    CONTINUED

                               WISMER-MARTIN, INC.
                                    ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

NINE MONTHS ENDED MARCH 31, 1995 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1994

Product research, development and enhancement costs represent costs associated with enhancements to and maintenance of existing software and research and development expenses. These costs are capitalized and amortized on a straight-line basis over the remaining economic life of the products, which is estimated to be five (5) years. Product research, development and enhancement costs increased $1,025,100, or 119%, for 1995 as compared to 1994. The increase in the expense was due to (1) the inclusion of $682,000 of research, development and enhancement costs in 1995 from IHS and (2) an increase in costs of $343,100 from W-M. Both W-M and IHS increased the number of personnel associated with the Company's product research, development and enhancement projects. The Company expects research and development expenses to remain at the current quarter's expense level for the remainder of the fiscal year ended June 30, 1995.

The amount of product research, development and enhancement expenses capitalized for 1995 increased by $794,700 as compared to 1994. The increase in capitalized software development costs was due to (1) the inclusion IHS's capitalized software development costs in the amount of $270,800 and (2) an increase in the amount of software development costs from W-M in the amount of $523,900. The increase for W-M and IHS was due to an increase in the amount of time and expenses devoted to enhancing the Company's products. A larger number of staff have been assigned to product enhancements during 1995 as compared to 1994.

The increase in product, research and enhancement expenses as well as the increase in capitalized software development costs reflects the Company's commitment to the continuing development of SM*RT link and its integration with SM*RT Practice as well as the enhancement of the IHS product line. The Company is currently developing SM*RT Care, a second-generation software product in which the patient is the core element of the system. SM*RT Care will incorporate patient demographics, insurance information, managed care capabilities as well as a seamless SM*RT Link interface. The Company is nearing completion in its development of Radiology, Clinical and Nursing Information Systems, which are part of the Integrated Health Systems product line being offered to hospitals. These products have been developed utilizing a ""client/server'' architecture running on local PC networks, which the Company expects to increase the marketability of the entire Integrated Health Systems product line.

General and administrative expenses increased from $1,649,500 for 1994 to $2,819,300 for 1995. The increase in expenses of $1,169,800, or 71% was due to
(1) the inclusion of $366,600 of general and administrative expenses from IHS and (2) an increase in the general and administrative expenses for W-M of $803,200. The increase in W-M's general and administrative expenses are the result of an increase in the number and cost of personnel, an increase in bad debt expense, depreciation and office operating expenses.

Interest expense has increased $184,400 from 1994 to 1995. The increase in interest expense has resulted from (1) the issuance of $2,500,000 in convertible subordinated debentures on February 10, 1994, which increased interest expense by approximately $110,000 for the nine months ended March 31, 1995 as compared to the same period for 1994; and (2) increased borrowings on the Company's line of credit (notes payable to bank).

                         PART I - FINANCIAL INFORMATION
                                    CONTINUED

                               WISMER-MARTIN, INC.
                                    ________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

NINE MONTHS ENDED MARCH 31, 1995 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1994

Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, ""Accounting for Income Taxes'' (SFAS
109). The cumulative effect of this change was $27,479. During the six month period ended December 31, 1993, changes in the tax law were made. The affect of these changes to the Company was (1) to increase the effective federal tax rate to 35% and (2) to retroactively reinstate the research and development tax credit for the fiscal year ended June 30, 1993. The Company recorded a $80,900 tax expense during the nine months ended March 31, 1994 based on income before tax for the nine months of approximately $346,000. An income tax benefit of $342,900 was recorded for the nine month period ended March 31, 1995 due to the loss incurred for the period.

The factors discussed above resulted in a net loss of approximately $1,481,800, or ($0.15) per share, during 1995, as compared to net income of $238,100, or $0.03 per share, during 1994.

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1994

During the three months ended March 31, 1995 (""1995''), sales were approximately $1,983,700, representing a decrease of $1,003,200 from sales of $2,986,900 for the three months ended March 31, 1994 (""1994''). In 1994,
W-M sales included approximately $772,000 in large network/system sales. There were no corresponding network sales in the quarter ended March 31, 1995, which is the principal cause for the reported decrease in sales. These sales are high-dollar transactions which do not occur ratably from quarter to quarter. Since there is no incremental ""cost'' to these sales, the periods in which these sales are reported tend to distort the relationship between cost of systems sold and sales (see next paragraph).

The cost of software license fees increased from $153,700 in 1994 to $163,400 in 1995. This increase of $9,700 was the result of an increase in the amortization of software development costs.

The cost of equipment, software and supplies sold decreased from $455,300 in 1994 to $373,700 in 1995. This decrease of $81,600 was due primarily to a decrease in sales volume.

The cost of support and operations decreased from $771,400 for 1994 to $641,300 for 1995. This decrease of $130,100 was principally due to a decrease in the number of support personnel company-wide. Management believes that the current level of support personnel is adequate for the Company's existing customer base. Additional personnel will be added when increases in the customer base so warrant. The cost of the additional personnel would be more than offset by new revenues.

Selling and marketing expenses increased by $34,600, or 6%, for the three months ended March 31, 1995 as compared to the same period in 1994. This increase was due to an increase in the number of sales and marketing personnel assigned to the Blue Cross of Washington and Alaska contract.

                         PART I - FINANCIAL INFORMATION
                                    CONTINUED

                               WISMER-MARTIN, INC.
                                    ________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1994

Product research, development and enhancement costs represent costs associated with enhancements to and maintenance of existing software and research and development expenses. These costs are capitalized and amortized on a straight-line basis over the remaining economic life of the products, which is estimated to be five (5) years. Product research, development and enhancement costs increased $51,200, or 10%, for 1995 as compared to 1994. This increase was due to an increase in the amount of time and expenses devoted to enhancing the Company's products. A larger number of staff were assigned to product enhancements during 1995 as compared to 1994.

The amount of enhancement expenses capitalized as software development costs for 1995 increased by $270,100 as compared to 1994. This increase was due to an increase in the amount of time and expenses devoted to enhancing the Company's existing products and developing new products. A larger number of staff were assigned to product development and enhancements during 1995 as compared to 1994.

The increase in product, research and enhancement expenses as well as the increase in capitalized software development costs reflects the Company's commitment to the continuing development of SM*RT link and its integration with SM*RT Practice as well as the enhancement of the IHS product line. The Company is currently developing SM*RT Care, a second-generation software product in which the patient is the core element of the system. SM*RT Care will incorporate patient demographics, insurance information, managed care capabilities as well as a seamless SM*RT Link interface. The Company is nearing completion in its development of Radiology, Clinical and Nursing Information Systems, which are part of the Integrated Health Systems product line being offered to hospitals. These products have been developed utilizing a ""client/server'' architecture running on local PC networks, which should increase the marketability of the entire Integrated Health Systems product line.

General and administrative expenses decreased by $88,300 or 10% for 1995 as compared to 1994. This decrease is due in large part to a reduction of general and administrative expenses at IHS.

Interest expense has increased approximately $66,900 from 1994 to 1995. The increase in interest expense results from the additional interest expense relating to the $2,500,000 in convertible subordinated debentures (issued February 10, 1994) being outstanding for the full quarter in 1995, and increased borrowings on the Company's line of credit (notes payable to bank) for 1995 as compared to 1994.

No income tax benefit or expense has been recorded for the 1995 period. While management believes the Company will return to profitability in the fourth quarter, it is expected that the income tax benefits previously recorded will be adequate to cover the anticipated profits during the fourth quarter.

The various factors discussed above resulted in a net loss of approximately $824,300 ($0.09 per share) for the three months ended March 31, 1995, as compared to a net loss of approximately $133,900 ($0.01 per share) for the three months ended March 31, 1994.

                         PART I - FINANCIAL INFORMATION
                                    CONTINUED

                               WISMER-MARTIN, INC.
                                     ______

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 1995, total assets and stockholders' deficit were approximately $7,637,000 and $1,899,000, respectively, compared to $8,478,000 and $539,000, respectively at June 30, 1994. The decrease in total assets is principally due to a decrease in the accounts receivable at March 31, 1995. The decrease in the stockholders' deficit is the result of the loss incurred during the second and third quarters.

Cash and cash equivalents decreased by $551,700 from June 30, 1994 to March 31, 1995. In addition to the $166,400 of cash provided by operations, cash was provided by the sale of stock in the amount of $121,800, and $958,900 from the Company's line of credit. The major uses of cash were $325,000 for the purchase of property, plant and equipment, $1,287,900 for additional capitalized software and development costs and $115,100 for payment of debt and capital lease obligations.

To date, the Company's primary sources of liquidity have been internally generated funds, the sale of the subordinated convertible debentures and its operating line of credit, of which $958,900 was outstanding at March 31, 1995.

The credit agreement related to the note payable to bank includes various restrictive covenents, the most significant of which relate to limits on capital expenditures, maintenance of a minimum working capital ratio and maintenance of a maximum debt to equity ratio. As of December 31, 1994, the Company was not in compliance with certain covenants. As a result, the Company and the bank entered into a Third Amended Business Loan Agreement which extended the time to cure the default to June 30, 1995 and modified the revolving line of credit as follows: (1) $500,000 of the amount outstanding was converted to a term loan due June 30, 1995 (which was paid by the Company on April 21, 1995), and (2) the revolving line of credit was reduced to $500,000. This commitment expires on June 30, 1996. The line of credit is collateralized by the Company's accounts receivable, inventories, property and equipment. THE FINANCIAL COVENANTS ARE TO BE MEASURED AS OF JUNE 30, 1995, AND INCLUDE PROVISIONS RELATING TO CONVERSION OF NOT LESS THAN $1,000,000
OF DEBT TO EQUITY AND RAISING ADDITIONAL CAPITAL THROUGH THE SALE OF
EQUITY SECURITIES OR INTERNALLY GENERATED FUNDS OF AT LEAST $1,000,000.

In order to increase internally generated funds, Management has implemented several changes in the operations of the Company. Some of the changes made were (a) as of January 31, 1995, the Company reduced its workforce and shifted resources to concentrate on the healthcare information network (HIN) market leading to an expense reduction as well as a positive impact on the sales and service levels of the Company, (b) a continued emphasis on the elimination or reduction of nonessential expenses, (c) a reduction in the number of remote branch offices of the Company which will yield reduced office operating expenses in the coming months, (d) a corporate management reorganization to maximize the efficiencies and effectiveness of the Company, and (e) an increased emphasis on generating sales and revenues for the Company. Management believes the changes will have a positive impact on the financial condition and operations of the Company during the remaining months of the fiscal year ending June 30, 1995.

In order to continue the growth and expansion of the Company, the Company's management is continuing to seek additional funds and joint venture opportunities. On March 21, 1995, the Board of Directors of the Company approved a $2,000,000 stock offering. The Company anticipates the offering to be filed with the Securities and Exchange Commission before the end of the fiscal year, June 30, 1995.

                           PART II - OTHER INFORMATION


                               WISMER-MARTIN, INC.
                                     ______

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on March 21, 1995. At that meeting, Messrs. Holden, Martin, Barnes, Eidemiller, Perez and Engel
(THE PERSONS NOMINATED BY THE BOARD OF DIRECTORS) were elected to serve until the next Annual Meeting.

In addition to the election of directors, the shareholders also ratified the selection of Coopers & Lybrand as independent public accountants of the company for fiscal year ending June 30, 1995. Shares voting for: 8,947,847; against: 5,200; and abstaining: 36,400.

No other business was brought to a vote at the Annual Meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

              (10)    Material Contracts

              (27)    Financial Data Schedule

(b)      REPORTS ON FORM 8-K

          A report on Form 8-K was filed on March 31, 1995 disclosing the resignation of Coopers & Lybrand, LLP as independent public accountants on March 28, 1995.

          A report on Form 8-K was filed on April 11, 1995 disclosing Coopers & Lybrand, LLP's (C&L) letter to the Company, dated April 10, 1995,
          AS CALLED FOR UNDER ITEM 304 OF REGULATION SB.

          On April 28, 1995, a report on Form 8-K was filed disclosing the appointment of BDO Seidman as the independent public accountants for the Company for the fiscal year ending June 30, 1995.


Items 1, 2, 3 and 5 of Part II are omitted from this report as inapplicable.

                               WISMER-MARTIN, INC.

                                   SIGNATURES
                                     _______



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          WISMER-MARTIN, INC.
      ------------------------------
               (Registrant)



Date:   05/12/95                /s/ Douglas A. Willford
     --------------            ----------------------------------
                                    Douglas A. Willford
                                    Executive Vice President and
                                    Chief Financial Officer