Form 10KSB
period 1995-06-30
WISMER MARTIN INC
filed 1995-09-29
CIK 791260

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-KSB

(Mark One)
     [  X  ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended           JUNE 30, 1995
                               ------------------------------

     [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1943 [No Fee Required]

     For the transition period from  . . . .  to . . . . . . . .

  Commission file number          0-17478
                         --------------------------

                               WISMER*MARTIN, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

       Washington                                 91-1196514
--------------------------                 -------------------------
(State or jurisdiction of                      (I.R.S. Employer
incorporation or organization)                 Identification No.)

N. 12828 Newport Highway, Mead, Washington           99021
------------------------------------------    ----------------------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number   (509) 466-0396
                         -----------------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
Common stock par value $0.001                         None
-----------------------------                         ----

Securities registered under Section 12(g) of the Exchange Act:
                                      NONE

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No ___                                                                  ---

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year were $10,482,215

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 26, 1995 is $4,137,666.

The number of shares outstanding of common equity, as of September 26, 1995 is 15,337,361.

DOCUMENTS INCORPORATED BY REFERENCE            NONE
                                               ----

  Transitional Small Business Disclosure Format (check one):Yes    ; No  X
                                                                ---     ---

                                     PART I

ITEM 1.  BUSINESS

     Wismer*Martin develops, markets, and supports computer systems which automate physician offices, group practices, hospitals, and managed care organizations. The Company believes that it is one of the leading providers of practice management systems and healthcare information networks. The Company's SM*RT Net suite of products is designed to provide connectivity utilizing industry standard data formats for all network participants, including physicians, hospitals, labs, imaging centers, IPA's, PPO's, HMO's, employers, third party payors, suppliers and other entities. The Company's SM*RT Practice product, is designed to manage the financial, administrative and practice management requirements of group medical practices, and is fully-integrated with SM*RT Net. In addition, the Company's hospital information system solution, sold under the name ADDvantage, is designed to provide a complete integrated application to automate the small to mid-size hospital. These three product solutions provide the Company's clients with the necessary technology infrastructure to meet the demands of today's rapidly changing healthcare environment. The Company also sells hardware, training and installation support, forms and supplies, and software and hardware maintenance services.

     Wismer*Martin, Inc. ("Wismer Martin" or the "Company") was formed to develop, market and support microcomputer practice management systems and related services designed for the medical and dental professions. The Company was founded as a sole proprietorship in February of 1980 and was incorporated on November 29, 1982 under the laws of the State of Washington as Professional Software Associates, Inc. The Company changed its name to Wismer*Martin, Inc. effective August 1, 1985. The Company's principal executive offices are located at N. 12828 Newport Highway, Mead, Washington, 99021. Its telephone number at that location is (509) 466-0396.

     On September 12, 1991, National Healthtech Corporation (National Healthtech) acquired 1,714,286 shares of the Company's common stock from the founders of the Company, Glen and Judith Martin (the Martins). On January 31, 1992, National Healthtech acquired the remaining 2,868,414 shares of common stock held by the Martins at that time.

     On June 10, 1993, National Healthtech sold 4,582,700 shares of common stock of Wismer Martin to Ronald L. Holden, a former director and stockholder of National Healthtech. At June 30, 1994, Mr. Holden owned of record 4,582,700 shares of common stock. Mr. Holden is the Chairman of the Board of Directors of Wismer Martin.

     On February 10, 1994, the Company acquired all of the outstanding shares of common stock of Integrated Health Systems, Inc., a California corporation (IHS). IHS is in the business of developing and licensing software programs for hospitals and related entities. The Company issued convertible subordinated debentures having a face value of $2,500,000 in exchange for the shares of common stock. IHS's major stockholder was Mr. Ronald L. Holden, who is also a major stockholder of the Company (see "Security Ownership of Certain Beneficial Owners and Management").


PRODUCTS AND SERVICES

PRACTICE MANAGEMENT SYSTEMS
     SM*RT [REGISTERED MARK] PRACTICE SYSTEM

     Historically, Wismer Martin's core product has been its practice management software, SM*RT Practice. The SM*RT Practice System includes software applications which automate the financial, administrative, practice management, and clinical information requirements of medical group practices. The System is modular to facilitate the addition of new applications. The SM*RT Practice system modules are designed to collect process, report and electronically transmit data. To meet the needs of different size practices, the SM*RT Practice System operates on Novell PC-based LANS which support the latest in Intel Dual Pentium file servers capable of serving up to hundreds of physicians in a single group practice. Smaller practices utilize the Intel 486 technology for processing.

     Management believes the SM*RT Practice System meets the information requirements of the vast majority of all medical specialties and practices in the United States. The price of the SM*RT Practice System depends upon a number of factors, including size of physician practice and number of system users, and ranges from approximately $12,000 to $500,000. The SM*RT Practice System includes a software license, hardware, installation and training, and a limited warranty on hardware through the manufacturer's warranty and 1 year free on-site maintenance included in the price of the hardware.

     The SM*RT Practice software includes basic business applications modules as standard features, as well as advanced application modules for an additional fee. The modules include:

SM*RT Practice Modules           Capabilities
----------------------           ------------

FINANCIAL APPLICATIONS
Insurance Billing............... Process and prints insurance claim forms.
                                 Tracks aging of all claims and provides re-bill options for delinquent claims. Coordinates billings for supplemental carriers.

Patient Billing................. Process and prints patient statements.
                                 Supports true cycle billing.  Family,
                                 individual patient, and open item statement billing.

Managed Care Tracking........... Tracks expected reimbursement and risk pools;
                                 provides the information to evaluate
                                 profitability of managed care contracts.

Collections..................... Allows for automated collections letters, statement dunning messages, and full range of collection reports and audits.

PlanForm Enables custom designing of statements, labels and specialty forms.

ADMINISTRATIVE APPLICATIONS
Word Processing Integration..... Provides linkage to industry standard word processors for correspondence.

Notes & Attributes.............. Tracks and reports patient notes and user defined data elements.

Patient Recall.................. Tracks, reports and sends reminders for patient exams.

PRACTICE MANAGEMENT APPLICATIONS
Referral Tracking............... SM*RT tracks referring doctors or other sources. Complies with regulatory requirements for claim data. Tracks patient and dollar value of referred patient by source.

Filter - Report Generator....... Enables the practice to customize reports beyond the standard reports.

System Reporting................ System reporting includes; accounting, transactional, clinical, recall, referral, trend analysis, management, and graphical.

ADVANCED FEATURES
Electronic Linkage.............. Custom HIS interfaces.

AutoPost........................ Electronic claim remittance.  Takes carrier data for paid claim and post to the patient account in a open item format automatically.

Appointment Scheduler........... Eliminates the appointment book and gives immediate access to the healthcare providers daily, weekly, and monthly schedules. Tracks appointment cancellations and provides full reporting.

Dr. Dialer...................... An automated appointment reminder system which dials patients at home using a digitized voice system and patient input/response via touch-tone keys.

Dr. Chart....................... Electronic patient medical record system.
                                 Tracks patient histories, lab results, health maintenance, medications, and encounter information. Available through third party relationship.

EZ-CAP.......................... Provides complete management of capitated reimbursement contracts for group practice or IPA. Provides projected, actual, and variance reports for management. Transmits claims to carriers or via EMC. Integrated with SM*RT Practice. Available through third party relationship.

Electronic Media Claims (EMC)... EMC will edit the claims for data elements and electronically submit edited claims to carriers or to electronic clearing houses. The Company utilizes Equifax as the national clearing house for all client EMC.


     NEW PRACTICE MANAGEMENT PRODUCT DEVELOPMENT

     The Company expects to release in January of 1996 a completely new module, called SM*RT Care. SM*RT Care is an on line medical record completely integrated with the current SM*RT Practice and Net Suite products. SM*RT Care is being developed using client server technology and will run either on a Intel based PC or Digital Equipment Corp. Alpha minicomputer. SM*RT Care will operate as a front end to SM*RT Practice and will provide the single physician or large group practice with a graphical user interface to input and access all patient data for a latitudinal and longitudinal medical record.


HEALTH INFORMATION NETWORK SYSTEMS

     SM*RT NET SUITE

     In the past two years the Company has developed and implemented a new product line now marketed under the name of SM*RT Net. The SM*RT Net Suite was designed to address the need for electronic exchange of information across the network. Its objective is to streamline common, intra-organization communication practices and processes. Specifically, the product suite enables organizations such as, but not limited to, physician practices, hospitals, payors and allied care providers to electronically exchange a common and standardized set of information transactions related to the approval and delivery of patient care. The breadth of information transactions exchanged are dependent upon the type and variety of organizations participating in the network. The product is completely scaleable from small local networks with dozens of participants to state-wide networks which service thousands of providers and multiple payors.

     Wismer Martin's SM*RT Link provides a true interactive interface for all networked participants, including physicians, hospitals, labs, imaging centers, IPA's, PPO's, HMO's, employers, third party payors, supplies and other entities. The distributed hub strategy facilitating this communication capability uses a distributed processing platform to permit economical incremental growth without degradation of communication performance. Strict adherence to HL7 (Health Level
7) protocols ensures compatibility, as well as efficient and swift integration with other healthcare products supporting this clinical communication standard. The various modules of the SM*RT Net Suite include:

SM*RT Net Modules                Capabilities
-----------------                ------------

SM*RT Net Hub................... SM*RT Net Hub provides a true interactive electronic interface between all participants in a Healthcare Information Network (HIN), including physicians, hospitals, laboratories, imaging centers, IPA's, PPO's, HMOs, employers, third party payors, suppliers and other entities. Practices can transmit patient referrals and demographics and receive admit/discharge data, scheduling information, lab and test results, pre-authorizations and claims status, as examples. The HUB computer facilitating this communication capability utilizes a distributed processing platform to permit economical incremental growth without degradation of communications performance. The HUB supports a variety of communication links and protocols, including TCP/IP, LU6.2, and SNA. Strict adherence to HL7 (Health Level 7) protocols ensures compatibility, as well as efficient and swift integration's with other healthcare products supporting this clinical communication. The Net Hub modules currently supports a wide range of financial, clinical and other transaction types.

SM*RT Net Link ................. The SM*RT Net Link module is a Netware loadable software module which manages the sending and receiving of messages between a HUB running SM*RT Net Hub software and a single SM*RT Link workstation. This module includes a full CUI user interface.

SM*RT Lan Link ................. The SM*RT Net Lan Link module is a Netware loadable software module which manages the sending and receiving of messages between a HUB running SM*RT Net Hub software and Novell File Server. This module includes a full CUI user interface and sends and receives messages directly to the individual user workstation.

SM*RT IS Link .................. The SM*RT Net Lan Link module is a Netware loadable software module which manages the sending and receiving of messages between a HUB running SM*RT Net Hub software and a minicomputer or mainframe running a third party application.

SM*RT Link IDK ................. The SM*RT Link IDK module is a set of C
                                 Language routines which are provided to 3rd party vendors for use in integrating their application with the SM*RT Net Suite.

     SM*RT Net Hub's development is driven by the strategy for creating successful fee-for-service and managed care hospital-physician network feeder systems, it goes well beyond the scope of a system interface engine or platform. Capabilities include data distribution protocols, security and patient referral tracking capability. This built-in marketing "intelligence" will provide the capability of tracking all referral transactions: i.e. understanding who the true referral source of the patient is.

     SM*RT Net Hub is completely integrated with SM*RT Practice, permitting ease of operation with consistent menu driven screens and the automatic updating of practice computer files. Without this specific programming integration, the transfer of information among providers merely generates a print/text file, which normally must be re-keyed into the practice computer system files. This integration is obviously crucial in creating a seamless network.


     NEW SM*RT NET SUITE PRODUCT DEVELOPMENTS

     SM*RT Net Hub development plans include full integration with the SM*RT Care product to be completed this year. The next product release for SM*RT Net Suite is scheduled for July of 1995. Included in that release is Patient Activity Index module which will permit accessing patient financial, clinical, and other information from all points of the network as if the data was contained in a single database.


HOSPITAL INFORMATION SYSTEMS

     The ADDvantage Hospital Information System provides a comprehensive, fully integrated application including financial, administrative, clinical, and managed care modules to support the needs of the hospital from 50-300 beds. The System has been developed, enhanced, and expanded over the past 12 years and operates on the fastest selling minicomputer system ever developed; the IBM AS/400. The System is completely modular but is usually purchased in core groups. The ADDvantage System is designed to work for a single hospital or in a multi-hospital setting where certain administrative functions, such as medical records are shared between institutions.

ADDvantage System Modules          Capabilities
-------------------------          ------------

FINANCIAL APPLICATIONS

Patient Billing .................. Complete insurance billing module including payor logs and managed care processing.

Accounts Receivable .............. Statement processing and Collections follow-
                                   up. Payment and adjustment posting with full account inquiry.

Accounts Payable ................. Controls vendor invoices and payments. In-
                                   cludes master file maintenance, transaction processing and reporting.

General Ledger ..................  Provides flexible financial management in-
                                   cluding user defined reporting based on cur-rent year, current budget, and historical data.

Patient Registration ............. One process manages all types of patient registrations, from pre-admission to dis-charge.

Materials Management ............. Manages purchasing, receipts, requisitions, transfers, Cart/Par level, lost charges, vendors statistics, physical inventory, and reporting.

Payroll/Personnel ................ Provides complete management of payroll, personnel, benefits administration, payroll budgeting, licensure tracking and education administration.

DRG OptiMiser .................... Operates in tandem with Medical Record Ab-
                                   stracting Module to optimize DRG assignment for each patient encounter to ensure data quality and optimum allowable reimbursement.

Cost Accounting .................. Provides complete cost tracking utilizing step down methodology by use of RVU's or actual costs. Provides cost accounting in-formation at multiple levels of the organiza-tion.

Fixed Assets ..................... Complete property management modules with automatic depreciation calculation via ARSC or MACRS. Maintains three tax books; inter-nal, state, and federal.

CLINICAL  APPLICATIONS

Clinical Information System ...... Provides a GUI based view of all clinical data in the IHS Clinical Modules via numeric and graphical representation.


Quality Utilization/Management ... Complete Quality Utilization management, physicians maintenance, infection control, and risk management capabilities.

Radiology Management ............. Departmental management module including orders, scheduling, result reporting, film tracking, and management statistics.

Pharmacy Management .............. Departmental management module including orders, medication administration, drug in-teractions, and patient profile.

Laboratory Management ............ Departmental management module including orders, result entry, on line instrument interfaces for all laboratory departments.

Clinical Documentation System .... Multi-disciplinary module which supports assessments, care plans, flowsheets, and progress notes. Provides standard care plans and clinical pathways.

ADMINISTRATIVE APPLICATIONS
Resource Scheduling .............. Complete multi-resource scheduler for hospi-
                                   tal and clinic departments.

Executive Information System ..... GUI based executive decision support module which presents in graphical form all relevant key indicators for hospital operations with a focus on managed care indicators.

Order Communications ............. Hospital wide order entry module with direct data entry or menu selection. Includes com-plete order explosion capability.

Medical Records .................. Complete departmental module including pa-
                                   tient index, abstracting, DRG/Case mix re-porting, chart deficiency, and chart locator.

     NEW ADDVANTAGE SYSTEM PRODUCT DEVELOPMENTS

     In the past year the Company has begun a major technology shift away from terminal based applications to client server applications utilizing the IBM AS/400 as a database server with a PC Lan as a front end providing clients with a GUI interface. The first two applications marketed using this new technology are the Clinical Information System and Radiology Management System completed during this fiscal year. In the next fiscal year it is planned to extend this technology to the Clinical Documentation System.


PRODUCT RESEARCH, DEVELOPMENT AND ENHANCEMENT

     The computer industry is characterized by rapid technological change in computer hardware, operating systems and software. To keep pace with this change, Wismer Martin maintains an aggressive program of new product develop-ment. The Company dedicates considerable resources to further enhance its existing products and to create new products and technologies. For the fiscal years ended June 30, 1995, 1994 and 1993, the Company expended $2,407,242, $1,270,656 and $678,972, respectively, on product research, development and enhancements. Of the expended amounts, $1,820,379, $1,018,308 and $652,357 related to enhancements which were capitalized during the fiscal years ended June 30, 1995, 1994 and 1993, respectively. These capitalized costs represent amounts expended after a product's technological feasibility has been estab-lished and before the product is ready for sale. The Company anticipates that future product research and development will approximate 15% of product sales, provided that the Company has the necessary liquidity to fund these development efforts.


MARKETING AND SALES

     The Company's products are currently distributed nationally through a direct sales force of 5 sales representatives with an additional 5 employees dedicated to inside sales to existing clients. Products typically are installed on a turnkey basis, which includes installation of a respective software application customized to the needs of the end-user practitioner's specialty and practice, proper hardware configuration, patient account conversion, classroom training, customer support and hardware/software system maintenance. The Company services its distribution network from corporate headquarters in Mead (Spokane), Washington; and from branch offices located in Seattle, Washington; and La Jolla, California.

     The Company's revenues are derived primarily from the sale of healthcare information systems, from the licensing of proprietary software to purchasers of these systems, from the provision of software and hardware maintenance services and from the sale of paper forms and related supplies. Sales are made nation-wide. Under the terms of the Company's current licensing arrangements, end-users of its proprietary software pay an annual software maintenance fee. Additional maintenance fees are imposed for added work stations or additional data bases. End-users may also elect to purchase software upgrading, technical support and toll free customer support service from the Company. The Company also provides end-users with hardware maintenance service, which is charged separately. Revenue from the licensing of fixed fee multi-site license arrangements which provide the customer with the right to reproduce additional copies of the software and for which the Company has insignificant future obligations are recognized upon delivery of the master copy of the software. Revenue from the granting of exclusivity arrangements is recognized over the period covered by the agreement. Installation revenues on long-term installa-tion contracts are recognized under the percentage-of-completion method of accounting whereby revenues earned and related costs are recorded based upon the relationship that total costs incurred bear to total estimated contract costs. Services and other revenues are recognized pro rata over the period in which the service is to be provided. (See Note 1 to the Consolidated Financial State-ments)


CUSTOMERS

     The Company has installed more than 1600 physician practice management systems, serving over 3700 physicians in more than 30 medical specialties ranging in practice size from one to more than 30 physicians. The Company markets its product to substantially all major specialties including family practice, orthopedics, obstetrics and gynecology, internal medicine and cardiology. Company has installed its hospital systems in 66 hospitals ranging in size from 20 beds to 400 beds. The Company's hospital system has been shown to meet the needs of the small rural community hospital as well as the large urban medical center. The Company has installed its HIN products in three state wide networks, sponsored by Blue Cross of Washington, Blue Cross of Alaska, and Blue Shield of Eastern Washington, which encompass Washington and Alaska and which have 370 client participants. The Company is in the process of installa-tion of its HIN products for two hospitals on the east coast which will link multiple hospitals, payors, and hundreds of physicians. The Company believes that an increasing portion of its sales are likely to be made to hospitals and other large healthcare providers and has refocused its sales efforts to address this market opportunity. 70% of the installed client base is located in eight states. Blue Cross of Washington and Alaska accounted for 22% of the Company's total revenues for the year ended June 30, 1995.


STRATEGY

     Wismer Martin's objective is to be the leading provider of healthcare information networks with associated hospital and physician applications. Wismer Martin's products and services are designed to improve the ability of integrated delivery networks to manage data and achieve success in their market area under the demands of managed care. The Company's strategy includes the following key elements:

   - PROVIDE ELECTRONIC LINKAGES FOR EMERGING INTEGRATED NETWORKS OF HEALTH CARE DELIVERY ORGANIZATIONS. The Company's strategy is to provide a comprehensive technology platform for the integration of diverse information systems into a unified network which supports the acquisi-tion, transfer, and security of financial, clinical, and, messaging data over a geographic area served by a health care delivery organiza-tion. In addition, the Company will provide business services solu-tions including, marketing, affiliation, design, and planning services which enable the client to develop and implement a communication network which mirrors their business objectives and organization.

   - PROVIDE SOPHISTICATED, COMPREHENSIVE APPLICATION SYSTEMS FOR THE PHYSICIAN GROUP PRACTICE AND SMALL HOSPITAL SETTINGS. The Company's strategy is to provide easy-to-use yet comprehensive medical practice management and hospital software which provides a full range of administrative, financial, clinical, and managed care functionality to meets the needs of the U.S. market. The Company believes these applications address the needs of patients, physicians, hospitals, and payors to increase efficiency and reduce overall costs.

   - LEVERAGE EXISTING CUSTOMER BASE. The Company's strategy is to maximize revenues from its existing customers. In 1994, system upgrades, add-on software and hardware, software and hardware mainte-nance, forms and supplies and other services to existing customers accounted for approximately 40% of total new revenues. The Company believes through more sophisticated marketing, new support programs, and partnerships with other suppliers that this may be increased to more than 50% of future revenues. In addition, the Company believes that the existing customer base will be the first and best market for the new Smart Care product, when it is available.

   - IMPROVE DIRECT SALES ORGANIZATION. The Company believes a direct sales organization, whether in at the individual client level or in concert with a strategic partner is the most effective way to market its products and services. The Company's strategy is to improve its direct sales organization to be able to market to larger of health care organizations, payors, and consultant firms. The Company current-ly has separate groups within each business unit which focus on new systems sales, sales to existing clients, and sales to hospital and other large healthcare providers.

   - MARKET THROUGH STRATEGIC PARTNERSHIPS. The Company believes that, even with an improved direct sales force, many opportunities may not be available to the Company simply due to our size, location, or lack of penetration within a given market area. To remove this obstacle to growth it is necessary to establish strategic partners such as hardware vendors, software vendors, system integrators, and telecommu-nications vendors who have wide market penetration, relationships, and the financial resources to fund marketing and implementation efforts in pilot programs to establish a presence in certain markets. The Company already has such relationships established with its hardware vendors, Digital Equipment Corporation and IBM, and is working to establish such relationships with systems integrators and telecommuni-cations firms.

   - EXPAND MARKET PENETRATION THROUGH NEW PRODUCT OFFERINGS. The Company's strategy to expand market share and penetration is based on expansion both vertically within the existing client base and horizon-tally in other vendor client bases by the development and sales of new product offerings which either complement our current offerings or fill needs not satisfied by other vendors. In the highly competitive and technology driven market the Company operates in, new product development historically has driven growth and the demand for new products and technology is accelerating with the market forces present due to managed care. In this area, the Smart Net suite of products and the Smart Care product will provide the means to increase its client base and improve its position in the market for the foreseeable future. In addition, the Company will continue to add new modules to its Smart Practice product to keep its functionality current and competitive.


STRATEGIC PARTNERS

     In order to provide access to an increasing number of larger opportunities it will be necessary for the Company to exploit to the greatest extent its partnerships with other providers who have sales coverage on a national basis. In addition, such partners can assist the Company with opportunities where our relatively small size might be a barrier to obtaining the business. The Company currently has established relationships with IBM, Digital Equipment Corp., and Microsoft. The Company has signed a letter of intent with GTE to exchange information for the purpose of analyzing the potential alignment between the two firms to jointly market and implement large scale Healthcare Information Networks on a national basis. GTE has completed its technical due diligence of the Companies product.

     Specifically our relationships with IBM, Digital Equipment Corp. and Microsoft have been based on a reseller relationship. In the case of IBM this relationship is referred to as a "Business Partner", for Digital a "Goldkey Partner" and Microsoft a "Solutions Provider." These relationships provide the firm with discounts on equipment and software for resale to our clients and for our internal use. Our partners extend us various advantageous credit terms for the purchase of their equipment and software. In addition, we receive advance information as to new products and access to and training on those products for inclusion with our product offerings. We are provided with special support assistance from our partners for technical, configuration, and pricing informa-tion required. We have obtained marketing assistance both in dollars and services from these partnerships and we receive sales leads from their direct sales forces. We also are invited to various conferences and sessions sponsored by these partners where we have the opportunity to exhibit our products. We are included in directories published by each partner which detail our offerings. Such directories are used by the partners direct sales force to generate leads for the company as well as distributed widely to end users of our partners equipment and software. We are allowed by each partner to use their logo and name in printed materials and advertisements to publicize our special relation-ship with our partners. We are certified by each partner and are allowed to advertise our certification as a legitimate and knowledgeable supplier of their equipment and software. We have, where appropriate, jointly bid with our partners on new business.


NEW ACCOUNT SALES

     In the past the Company has focused primarily on the single or small group practice and on the small rural hospital market. Our plan going forward is to sell to larger organizations with an emphasis on selling "bundles" of products and services to these larger organizations including geographic site licenses. These organizations include:

     -  INSURANCE PAYORS
     -  SPECIALTY MSO'S
     -  PHO'S
     -  LARGE GROUP PRACTICES
     -  HOSPITAL CHAINS
     -  STRATEGIC PARTNERS

     In order to maximize these sales opportunities, which often require six months to a year to close, it will be necessary to increase the quality of our sales staff. Initial creation of opportunities will be driven by direct mail and call prospecting with additional opportunities to come from the effect of the marketing plan detailed above. The Company will continue to market its products to the single physician or small group practice but will only do so when the cost of sales can be kept low through remote demos or referrals.


EXISTING CLIENT SALES

     It is expected that the current inside sales staff will be sufficient to cover the installed client base and deliver the revenues needed to grow the business. This group will receive additional training in telemarketing in the coming months to improve their success rate. This group will sell add-on modules and system upgrades and services into the 1600 physician practices and 66 hospital client base. At the present 500 of the 1600 SM*RT Practice clients have upgraded leaving 1100 or approximately $2,500,000 in upgrade revenues to be obtained through continuing sales efforts for Version 5.0. The major physician client base add-on opportuni-ties are Dr. Dialer, Scheduler, and Electronic Claims. The major hospital client base opportunities are clinical applications including the new client server Radiology Management System. The activities of this group are supported by user groups held throughout the country as well as direct mail campaigns conducted both via invoice "stuffers" as well as separate mailings.


PRODUCTION

     Production of the Company's software products involves duplication of disks and tapes and printed user manuals. The purchase of blank disks and transfer of the software programs onto these media for distribution to customers is performed by the Company. Media for the Company's products include 5 1/4" floppy disks, 3 1/2" micro-diskettes and magnetic tape are available from multiple sources. User manuals for the Company's products and the packaging materials are produced to the Company's specifications by outside sources. To date, the Company has not experienced any material difficulties or delays in production of its software and documentation.

     The Company is not engaged in the business of manufacturing the hardware components of its practice management systems, but purchases such components from reputable third-party manufacturers. To date, the Company has not experienced any material difficulties or delays purchasing hardware components.


     The Company does not carry significant inventories of paper products. Under existing arrangements with its paper products suppliers, the Company places advance orders for such products and is invoiced upon delivery.


EMPLOYEES

     As of September 15, 1995, the Company and its subsidiary had 113 employees, of whom 38 were in software design and development, 12 in marketing and sales, 33 in customer support, 10 in installation, and 20 in administration. The Company believes that its future success is dependent in part upon its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

     None of the Company's employees is subject to a collective bargaining agreement and the Company has never experienced a work stoppage.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's headquarters are housed in a 17,500 square foot Company-owned building in Mead (Spokane), Washington. Additionally, the Company leases office space in the following cities:

                                                    Monthly Lease
        Location                                       Rental         Expiration Date
        --------                                       ------         ---------------
        N. 10220 Nevada Spokane, Washington            $1,890         September 30, 1995
        6912 - 220th S.W.
        Mountlake Terrace, Washington                  $4,184         July 30, 1997
        7007-220th St. S.W.
        Portland, Oregon                               $1,303         November 30, 1995
        ARCO Center, 300 Oceangate
        Long Beach, California                         $4,481(1)(2)   October 1, 1995
        4275 Executive Square
        La Jolla, California                           $6,707(1)      June 30, 1998

(1)     The monthly lease amount is shown net of sublease income.
(2)     This lease will not be renewed.

     Management believes that these existing facilities are adequate for present and future operating needs. Management intends to extend the lease that expires September 30, 1995.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, nor is any of its property subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year through solicitation of proxies or otherwise.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Common Stock of the Company is traded in the over-the-counter market. The following table sets forth the price range of the high and low bid quotations per share of the Common Stock for the periods indicated, as reported by Spokane Quotation System, Inc., Spokane, Washington. The prices reported reflect inter-dealer prices, without regard to retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. The bid and asked prices per share of the Common Stock at Sept. 26, 1995 were $0.45 and $0.62, respectively. At such date, 15,337,361 shares of Common Stock were issued and outstanding.

               Fiscal Year              High                 Low
               --------------------     -----               -----
               1995  Fourth Quarter     $1.00               $0.50
                     Third Quarter      $2.25               $0.75
                     Second Quarter     $2.50               $1.50
                     First Quarter      $2.25               $1.50

               1994  Fourth Quarter     $2.25               $1.75
                     Third Quarter      $3.25               $2.50
                     Second Quarter     $2.00               $1.50
                     First Quarter      $0.50               $0.32

               1993  Fourth Quarter     $0.50               $0.28
                     Third Quarter      $0.50               $0.28
                     Second Quarter     $0.63               $0.38
                     First Quarter      $0.63               $0.50

     As of June 30, 1995, there were approximately 1,000 holders of record of the Company's Common Stock.

     The Company has never declared or paid any dividend on its Common Stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Wismer*Martin, Inc. ("Wismer Martin" or the "Company") was formed to develop, market, install and support microcomputer practice management systems and related services designed for the medical and dental professions. The Company was founded as a sole proprietorship in February of 1980 and was incorporated on November 29, 1982 under the laws of the State of Washington as Professional Software Associates, Inc. The Company changed its name to Wismer*Martin, Inc. effective August 1, 1985. The Company's principal executive offices are located at N. 12828 Newport Highway, Mead, Washington, 99021.

     The Company derives revenue from systems sales and maintenance, forms and other services. systems sales include sales of physician practice management systems, health information networks, and hospital information systems to new customers and sales of system upgrades and add-ons to existing customers. Systems sales to new customers include software licensing, hardware, installation, training, and support contracts for software and hardware maintenance. System upgrades include hardware, installation, software licensing and training. System add-ons include additional peripheral hardware and installation and software licensing.

     Maintenance, forms and other services revenues include software and hardware maintenance contracts and sales of forms and supplies. Other services revenues include sales of the Company's EDI services which are processed through Equifax and installation, training and support not otherwise covered under maintenance contracts. Software maintenance represents revenues derived from maintenance agreements providing customers with updates and enhancements developed by the Company and access to the Company's toll-free telephone support service. Hardware maintenance represents revenues derived from maintenance agreements serviced by Digital Equipment Corp. for repairs and preventative maintenance to the hardware. Both hardware and software maintenance are optional to the customer. The Company provides software maintenance to more than 90% of its customers and hardware maintenance to more than 20% of its customers under software and hardware maintenance contracts. In 1994, system upgrades, add-on software, software and hardware maintenance, forms and supplies and other services accounted for approximately 40% of total net revenues.


RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the amounts in the Company's consolidated statement of operations.

--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
                                                                           Years Ended June 30,
                                                            --------------------------------------------------
                                                               1995                1994                1993
                                                            --------------------------------------------------
Net sales:
   Software license fees                                    $2,679,118          $5,547,487          $2,631,978
   Equipment, software and supplies sales                    2,368,380           2,829,889           2,967,502
   Software & hardware maintenance contracts                 3,886,640           3,513,831           2,638,019
   Service revenue                                           3,003,854           3,777,885             993,995
    Discounts                                               (1,455,777)         (1,271,842)           (920,437)
                                                           ---------------------------------------------------
     Net sales                                              10,482,215          14,397,250           8,311,057
                                                           ------------------------------------------------------
Operating expenses:
   Cost of software license fees                               623,019             567,058             324,633
   Cost of equipment, software and supplies                  1,737,406           2,542,421           2,516,856
   Cost of support and operations                            2,779,142           3,965,059           2,100,261
   Selling and marketing                                     2,334,115           1,994,340           1,195,663
   Product research, development & enhancements              2,407,242           1,270,656             678,972
   Less: amount capitalized related to enhancements         (1,830,279)         (1,018,308)           (652,357)
   General and administrative                                3,780,249           3,921,134           2,018,322
                                                           -----------     -----------------------------------
   Total operating expenses                                 11,830,894          13,242,360           8,182,350
                                                           -----------     -----------------------------------
   Operating income (loss)                                  (1,348,679)          1,154,890             128,707
                                                           -----------     -----------------------------------
Other income (expense):
   Interest income                                              28,299              28,180              35,140
   Interest expense                                           (398,307)           (192,407)           (147,339)
                                                           -----------     -----------------------------------
   Income (loss) before income taxes & cumulative effect
    of change in accounting principle                       (1,718,687)            990,663              16,508
   Income tax provision (benefit)                             (341,841)            265,107              12,191
                                                           -----------     -----------------------------------

Income (loss) before cumulative effect of change
 in accounting principle                                    (1,376,846)            725,556               4,317
   Cumulative effect of change in accounting principle           -                  27,479               -
                                                           -----------     -----------------------------------
Net income (loss)                                          $(1,376,846)         $  698,077          $    4,317
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

FISCAL YEAR ENDED JUNE 30, 1995 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1994


     On February 10, 1994, the Company acquired all of the outstanding shares of common stock of Integrated Health Systems, Inc., a California corporation (IHS). IHS is in the business of developing and licensing software programs for hospitals and related entities. The Company issued convertible subordinated debentures having a face value of $2,500,000 in exchange for the shares of common stock. IHS's major stockholder was Mr. Ronald Holden, who is also a major stockholder of the Company. Due to Mr. Holden's common control of both companies, the acquisition has been accounted for as a combination of entities under common control, similar to a pooling of interests. The financial statements have been retroactively restated to present Wismer*Martin, Inc. and Integrated Health Systems, Inc. on a combined basis effective as of June 10, 1993, the date on which Mr. Holden initially had common control of both companies. As a result of including IHS as of June 10, 1993 rather than July 1, 1992, many of the increases between 1993 and 1994 are the result of the inclusion of IHS for the entire fiscal year 1994, while only being included for 20 days in 1993.

     At the date of acquisition, the purchase price of $2,500,000 exceeded the historical cost basis of the net assets of IHS by $2,533,308. Due to the common control of the companies, the excess purchase price was recorded as a reduction of stockholders' equity. The results of operations of IHS are included in the consolidated financial statements since June 10, 1993, the date common control by Mr. Holden began.

NET SALES

     Software license fees decreased by $2,868,000. Of this amount, approximately $1,425,000 resulted from fewer PHN "network" sales during the fiscal year ended June 30, 1995 ("1995") as compared to the fiscal year ended June 30, 1994 ("1994"). The remaining $1,443,000 decrease was the result of fewer software license fee transactions for hospital information systems during 1995 as compared to 1994.

     Equipment, software and supplies sales decreased by $462,000, or about 16%, due to a decrease in the volume of sales of personal computer hardware ("equipment").

     Software and hardware maintenance contract revenue increased by $373,000 primarily due to an increase in the number of the Company's customers who signed support contracts during 1995.

     Service revenue decreased by $774,000. Network marketing services provided to customers increased by approximately $272,000, while the Company experienced a decrease ($1,046,000) in the volume of custom modifications and installation services provided to hospital customers. This latter decrease coincides with the volume decrease in new software license fee sales to hospital customers.

     Discounts increased by $184,000 due to discounts required as a result of the master licenses sold to two network customers in 1994 (see discussion below "Fiscal Year Ended June 30, 1994 Compared to Fiscal Year Ended June 30, 1993" for Software License Fees). Since the Company distributes copies of the software on behalf of its network customers who have purchased master licenses, the Company records a sale for the list price of the software, and a corresponding amount as a discount (since no additional license fees are due to the Company).

OPERATING EXPENSES

     Cost of software license fees represents amortization of capitalized software development costs for products which are available for general release to customers. The amortization of capitalized software development costs increased by 10% from 1994 to 1995, which resulted from additional enhancements which were completed during 1995.

     The cost of equipment, software and supplies sold decreased by $805,000 (32%). Approximately 10% of the decrease represents a volume decrease, while the balance of the decrease (22%) resulted from the Company's ability to negotiate better discounts on computer hardware (equipment) from wholesale distributors than it was previously able to obtain directly from the manufacturer. Wholesalers, able to obtain greater volume discounts than the Company, are willing to pass on a large enough discount to enable the Company to purchase computer equipment at a lower price than the Company can obtain direct from the manufacturer.

     Cost of support and operations includes: non-technical personnel who answer customer support calls, the cost of third-party hardware maintenance contracts, technical personnel who load Company and third-party software on computer systems and assist with technical issues associated with customer support, and personnel who perform consulting services for customers. Cost of support and operations decreased by $1,186,000 (30%) from 1994 to 1995. This is the result of a decrease of approximately 20 employees in this area. Of the 20 employees, approximately 5 were transferred to "Product research, development and enhancements." The rest of the reductions came through attrition, and were not replaced. Many of the employees that left were technical personnel who are no longer needed due to:
(1) a reduction in new sales of software license contracts (and thus a reduction in the number of personnel required for installation), and (2) product improvements which have reduced the need for technical personnel to assist with software support.

     Selling and marketing expenses increased by $340,000 or 17% from 1994 to 1995. This increase in expense was due to the addition of personnel in the sales and marketing area, which occurred during the first six months of the fiscal year. A significant number of these employees were subject to termination in January, 1995 as part of the Company's cost reduction efforts (see "Liquidity" below). Based on these terminations, and voluntary resignations, future selling and marketing expenses are expected to decline from the level established during 1995.

     Product research, development and enhancement costs represent costs associated with enhancements to, and maintenance of, existing software and research and development expenses. These costs which relate to enhancement of technologically feasible products are capitalized and amortized beginning when the product is available for general release to the customer on a straight-line basis over the remaining economic life of the products, which is estimated to be five (5) years. Product research, development and enhancement costs increased $1,137,000, or 89%, from 1994 to 1995. This is the result of adding approximately 20 employees to new product development efforts. The Company expects the new products being developed will be ready for release between July 1995 and January 1996.

     The amount of product research, development and enhancement expenses capitalized for 1995 increased by $812,000 as compared to 1994.This is a 80% increase over the prior year, and is approximately 60% of the increased expenditures noted above as "Product research, development and enhancement expenses." The increase in capitalized software development costs results from the increase in personnel (noted above under "Product research development and enhancement costs") performing product development.

     The increase in product, research and enhancement expenses as well as the increase in capitalized software development costs reflects the Company's commitment to the continuing development of SM*RT Link and its integration with SM*RT Practice as well as the enhancement of the IHS product line. The Company is currently developing SM*RT Care, a second-generation software product in which the patient is the core element of the system. SM*RT Care will incorporate patient demographics, insurance information, managed care capabilities as well as a seamless SM*RT Link interface. The Company is nearing completion in its development of Radiology, Clinical and Nursing Information Systems, which are part of the Integrated Health Systems product line being offered to hospitals. These products have been developed utilizing a "client/server" architecture running on local PC networks, which the Company expects to increase the marketability of the entire Integrated Health Systems product line.

     General and administrative expenses decreased by $141,000, or 4%. This reduction reflects the commencement of the Company's efforts to control overhead expenses such as executive salaries and rent expense as specifically identified in the section "Financial Condition and Liquidity." General and administrative expenses are expected to continue to decline in 1996.

     Interest expense has increased $206,000 from 1994 to 1995. The increase in interest expense resulted from (1) the issuance of $2,500,000 in convertible subordinated debentures on February 10, 1994 and (2) increased borrowings on the Company's line of credit (notes payable to bank).

     During 1995, the Company reported an income tax benefit of approximately $342,000 as compared to an income tax provision of $265,000 in 1994. The 1995 benefit is primarily due to the creation of net operating loss carryforwards resulting from the 1995 net operating loss which the Company believes will be available to offset the future reversal of temporary differences created by software development costs and other items which give rise to deferred tax liabilities. The remaining net deferred tax asset is offset 100% by a valuation allowance as management could not determine that it was more likely than not that this asset would be realized.

     The factors discussed above resulted in a net loss of approximately $1,377,000 during 1995, as compared to net income of $698,000 during 1994.


FISCAL YEAR ENDED JUNE 30, 1994 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1993

NET SALES

     Software license fees increased by $2,916,000 during the fiscal year ended June 30, 1994 ("1994") as compared to the year ended June 30, 1993 ("1993").
The primary reason for the increase was the signing of two regional "network" contracts which generated approximately $1,675,000 in additional software license fee revenues for the Company. These contracts gave the customers (insurance providers) unlimited use of certain of the Company's software products within specified geographical regions of Washington and Alaska. The remaining $1,241,000 is the result of the inclusion of IHS in the results of operations for the full fiscal year 1994, as compared to only 20 days (June 10, 1993 - the date common control was established between W*M and IHS - to June 30,
1993) for fiscal year 1993.

     Equipment, software and supplies sales decreased by $138,000, or about 5%, due to a decrease in the prices the Company was able to charge for personal computer hardware ("equipment").

     Software and hardware maintenance contract revenue increased by $876,000, or 33% primarily due to an increase in the number of the Company's customers who signed support contracts during 1994.

     Service revenue increased by $2,784,000. Network marketing services provided to customers increased by approximately $920,000, while the inclusion of IHS for the full fiscal year 1994 added $1,864,000 in additional service revenues.

     Discounts increased by $351,000 due to discounts required as a result of the master licenses sold to two large customers, noted above under "Software license fees." Since the Company distributes copies of the software on behalf of its network customers who have purchased master licenses, the Company records a sale for the list price of the software, and a corresponding amount as a discount (since no additional license fees are due to the Company).

OPERATING EXPENSES

     Cost of software license fees represents the amortization of capitalized software development costs. The amortization of capitalized software development costs increased by $242,000 from 1993 to 1994. This increase is the result of additional enhancements that were completed during 1994. Of the total increase, $212,000 came from new products being developed to add to the IHS product line.

     Cost of equipment, software and supplies sold increased by $26,000 or 1% from 1993 to 1994 as a result of a slight increase in the volume of hardware sales.

     Cost of support and operations increased $1,865,000 from 1993 to 1994. Of this increase $1,796,000 is the result of the additional cost of support and operations for IHS for a full year (1994) as compared to only 20 days of expense in 1993. Cost of support and operations for W*M only increased $69,000 or 4% (as a percentage of W*M-only expenses), during this period.

     Selling and marketing expenses increased by $799,000 or 67% from 1993 to 1994. $384,000 of this increase is the result of the additional cost of support and operations for IHS for a full year (1994) as compared to only 20 days of expense in 1993. The increase in selling and marketing expenses for W*M ($415,000 or 36% of W*M-only expenses) is due to an increase in sales staff from the prior year.

     Product research, development, and enhancement expenses increased by $592,000 from 1993 to 1994. $354,000 of this increase is the result of the additional cost of support and operations for IHS for a full year (1994) as compared to only 20 days of expense in 1993. The increase in expenses for W*M were $238,000 or 35% (as a percentage of W*M-only expenses), and is due to an increase in the number of technical personnel recruited for product development and enhancement. The Company has increased the number of staff to concentrate on enhancing existing products to take advantage of the technological changes in computer hardware as well as significantly enhancing the functionality of its software products.

     The costs capitalized for software enhancements increased by $351,000 or 54% from 1993 to 1994. $267,000 of this increase is the result of the inclusion of capitalized development and enhancements for IHS 1994 (IHS had no capitalized research, development and enhancement expenses in 1993). The increase in expenses capitalized for W*M were $84,000 or 13% (as a percentage of W*M-only expenses), and is due to the Company's increased efforts in enhancing the SM*RT Link product and its SM*RT Practice product. Costs associated with enhancements are capitalized and amortized over three to five years. Research and development costs are expensed as incurred.

     General and administrative expenses increased by $1,888,000 or 94% from 1993 to 1994. $1,762,000 of this increase is the result of the additional cost of general and administrative expenses for IHS for a full year (1994) as compared to only 20 days of expense in 1993. W*M's expenses only increased 6.7% during the same period.

     Interest expense increased by approximately 31% from $147,339 in fiscal 1993 to $192,407 in fiscal 1994. This increase was a result of the interest incurred on the subordinated convertible debentures which were outstanding from February 10, 1994 through June 30, 1994.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), effective July 1, 1993. The cumulative effect of adopting SFAS No. 109 in fiscal 1994 was a charge to operations of $27,479. SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. During the fiscal year ended June 30, 1993, the Company accounted for income taxes as required by Statement of Financial Accounting Standards No. 96. The income tax provision increased from $12,191 in fiscal 1993 to $265,107 as a result of the increase in income from operations.

     The various factors discussed above resulted in net income of approximately $698,000 during 1994 compared to net income of approximately $4,000 during 1993.


FINANCIAL CONDITION AND LIQUIDITY

GENERAL

     During the year ended June 30, 1995, cash and cash equivalents decreased approximately $497,000. The single largest use of the Company's cash during 1995 was to invest in the Company's software development efforts. This overall decrease in the Company's cash position was the result of cash provided by operating activities of $1,217,000; cash used in investing activities of $2,320,000 and cash provided by financing activities of $616,000. The significant components of cash provided by operating activities include the net loss for the year of $1,377,000 (adjusted for noncash items including depreciation and amortization of $1,267,000, provision for bad debts of $272,000, and deferred income tax benefit of $342,000); a decrease in trade receivables of $1,681,000, a decrease in inventories of $440,000, a decrease in deferred revenues of $309,000 and a decrease in accrued expenses of $493,000. Significant components of cash used in investing activities included the purchase of $329,000 of new equipment and $1,820,000 invested in software development costs. Cash provided by financing activities primarily represents $122,000 received through the issuance of common stock and $584,000 borrowed under the Company's operating line of credit.


     During the year ended June 30, 1994, cash and cash equivalents increased approximately $386,000. The single largest use of the Company's cash during 1994 was to invest in the Company's software development efforts. This overall increase in the Company's cash position was the result of cash provided by operating activities of $1,776,000; cash used in investing activities of $1,775,000 and cash provided by financing activities of $385,000. The significant components of cash provided by operating activities include the fiscal 1994 net income of $698,000 (adjusted for noncash items including depreciation and amortization of $948,000, provision for bad debts of $115,000, and deferred income tax provision of $229,000); a decrease in unbilled costs and expenses of $544,000, an increase in inventories of $314,000, and a decrease in deferred revenues of $617,000. Significant components of cash used in investing activities included the purchase of $737,000 of new equipment and $1,018,000 invested in software development costs. Cash provided by financing activities primarily represented $191,000 received through the issuance of long term debt, $500,000 received through the issuance of subordinated debentures and a net repayment of $358,000 on the Company's operating line of credit.

     During the year ended June 30, 1993, cash and cash equivalents increased approximately $141,000. The single largest use of the Company's cash during 1993 was to invest in the Company's software development efforts. This overall increase in the Company's cash position was the result of cash provided by operating activities of $967,000; cash used in investing activities of $615,000 and cash used in financing activities of $211,000. The significant components of cash provided by operating activities include the fiscal 1993 net income of $4,000 (adjusted for noncash items including depreciation and amortization of $633,000 and the provision for bad debts of $391,000); an increase in trade receivables of $438,000, an increase in accounts payable of $323,000, a decrease in accrued expenses of $225,000 and an increase in deferred revenues of $165,000. Significant components of cash used in investing activities included the purchase of $145,000 of new equipment, $652,000 invested in software development costs and $182,000 cash obtained through the acquisition of IHS. Cash used in financing activities primarily represented a net repayment of $169,000 on the Company's operating line of credit.

     To date, the Company's primary sources of liquidity have been internally generated funds, the sale of the subordinated convertible debentures and its operating line of credit, of which $472,000 was outstanding at June 30, 1995.
On a short-term basis, the Company's liquidity is dependent on the success of its recent stock offering, continued availability of the line of credit with the bank (see below), software and hardware maintenance contracts which provide over $300,000 in monthly revenues, and continued sales to new customers as well as upgrade sales to existing customers. See the discussion of the Company's contingency plans below. On a long-term basis, liquidity will also be enhanced by the successful completion of the offering (the Company will no longer be required to make interest payments on the debentures and will not have to use its cash to pay off these notes in the next four years). Other long-term measures being considered to further develop liquidity are: the sale or refinancing of the Company's office building in Spokane, Washington (having equity of approximately $800,000) and discussions with GTE indicate a possible alliance between the two firms which would provide increased opportunities for future sales. the development of strategic alliances and joint venture partners (see "Sales and Marketing Plans -- Strategic Partners"), and potential funding of future software development efforts.

     During fiscal 1995, management realigned the Company's organization and instituted a cost reduction program which included the closing of non-essential field offices and a reduction in personnel that were in place to support a higher level of sales which were not achieved. Additionally, management is concentrating its efforts on moving the Company away from its initial focus on small regional physician practices to a focus on large group practices, hospitals and other healthcare providers and payors who are developing networks. The Company intends to fund these efforts by forming strategic alliances with the large users of the Company's software products and with monies raised from the Company's stock offering (see below, and "Notes to Consolidated Financial Statements," Notes 2 and 14). Management believes that with this reduced cost structure, highly centralized operations, and increased focus on growth market areas (particularly Hospitals, Physicians Hospital Organizations (PHO's), Medical Services Organizations (MSO's) and Payors, the Company can return to profitability.

     The savings achieved from the above restructuring program are as follows:

     1. Laid-off 30 employees in mid-January, eliminating over $70,000 in salaries and benefits per month.
     2. Fourteen employees have voluntarily left the Company between March and June 1995, and will not be replaced, eliminating over $55,000 per month in salaries and benefits.
     3. Five senior management terminations resulted in the elimination of $35,000 per month in salaries and benefits.
     4. Sub-leased 5,000 square feet of the Company's leased office space in La Jolla, resulting in $8,000 in monthly sub-rent income.
     5. Closed three branch offices, eliminating $5,800 in monthly rent expense.

     Although the Company believes that its operating plan and efforts to obtain other financing sources will be adequate to meet its fiscal 1996 working capital needs, there can be no assurance that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events. The measures noted above, if successful as a whole, should be adequate for the Company's short-term and long-term liquidity needs.

     If, however, the Company is unsuccessful in its efforts to raise sufficient capital and reduce debt through the successful completion of the offering, alternative measures will have to be taken by the Company in order to ensure that the remaining sources of liquidity are not exceeded by cash requirements. Alternative measures that would be considered would rely heavily on further expense reductions, principally in the form of salaries and benefits, in the areas of product development and enhancements, and network (PHN) sales staff. While many of these expenditures enhance the Company's long-term growth potential, they do not provide short-term liquidity. The Company would also look to reduce overhead expenses while seeking to preserve the customer base which provides software and hardware maintenance contracts (a source of high-margin revenues). Management believes that, should they become necessary, these cost-reduction efforts will be successful in reducing expenditures to match the Company's reduced availability of liquidity until the Company has the opportunity to take advantage of its long-term liquidity opportunities. See specific discussions below regarding the "Line of Credit" and the "Public Offering."

LINE OF CREDIT

     Pursuant to the terms of an amended credit agreement with Seattle First National Bank (Seafirst), the Company has an available line of credit of $500,000 at June 30, 1995. Advances received under the line of credit, which totaled $472,324 at June 30, 1995 bear interest at the bank's prime rate plus 3% (12% at June 30, 1995) and are collateralized by the Company's trade receivables, inventory and office building. The credit facility is available to the Company through June 30, 1996, provided that the Company converts
$1,000,000 of its convertible subordinated debentures to equity and raises an additional $1,000,000 of equity prior to August 31, 1995 (see Note 14). The Company has complied with this covenant.

     The credit agreement contains various other restrictive covenants, which are to be measured commencing on September 30, 1995. On September 14, 1995, Seafirst modified these covenants. In return for the modification, the Company agreed to repay the entire balance owing to Seafirst under a long-term obligation (see Note 6) by September 30, 1995 and agreed to permanent reductions in the line of credit in the amount of $50,000 on January 1, 1996, and again on April 1, 1996.

PUBLIC OFFERING

     As part of management's efforts to provide additional liquidity for the Company, and as requested by the bank (see above), the Board of Directors authorized the sale of 6,066,667 shares of the Company's common stock in a public offering; the registration statement was declared effective by the Securities and Exchange Commission on August 15, 1995. As of September 26, 1995, 5.5 million shares have been sold (see Note 14). Consideration received includes $2.5 million of convertable debentures and approximately $794,000 of cash.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 13 of this report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE OF ACCOUNTANTS:

     Coopers & Lybrand, LLP, was engaged to perform the audit of the Company's financial statements for the fiscal years ended June 30, 1993 and June 30, 1994. Without prior discussion with the Company, Coopers & Lybrand, LLP ("Coopers") informed the Company on March 28, 1995 that the client-auditor relationship between the Company and their firm had ceased as of that date and that Coopers would not consent to the use of the audit reports issued by Coopers for the fiscal years ended June 30, 1993 and June 30, 1994 in any future filings with the Securities and Exchange Commission. The Board of Directors of the Company had not considered or contemplated any decision to change accountants; in fact, the shareholders of the Company, at the Company's request, had ratified the selection of Coopers as independent public accountants for the fiscal year ended June 30, 1995 at the Annual Meeting of Shareholders held March 21, 1995.

     The Company does not believe that there were any disagreements with Coopers concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. Coopers, however, advised the Company on April 10, 1995 that, events should have been reported by the Company on Form 8-K pursuant to Item 304(a)(1)(iv)(B)(3) of Regulation SB. Although its reports on the June 30, 1994 and June 30, 1993 financial statements were not modified or qualified, Coopers stated that, if its 1994 report had been reissued, consideration would be given to the Company's ability to continue as a going concern which could result in a modification of the 1994 report. Coopers said that it had not carried out sufficient procedures prior to its resignation to conclude as to whether a modification of the 1994 report would be required. Coopers also noted that it had made certain inquiries in connection with the issuance of the Form 10-QSB for the quarter ended December 31, 1994, particularly as to the realizability of the deferred tax asset recorded at December 31, 1994 in view of the significant loss recorded for the quarter and six months then ended. There were no other items identified by Coopers which would have caused them to refuse to reissue their reports on the financial statement for the fiscal years ended June 30, 1994 and June 30, 1993. The Company and Coopers agree that Coopers had not been requested to perform, nor had it performed, any procedures which might have assisted the Company in reaching an appropriate conclusion regarding the Form 10-QSB.

     On April 26, 1995, the Company engaged BDO Seidman, LLP as its independent public accountants. No discussions regarding the opinion of BDO Seidman, LLP on accounting matters or financial reporting issues occurred prior to their engagement as the Company's independent certified public accountants.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The current directors of the Company are listed below:

Name                         Age   Term Served and Experience
----                         ---   --------------------------

Ronald L. Holden              49   Director of the Company since October 18,
                                   1991 and Chairman of the Board of Directors since February 13, 1992. Chief Executive
                                   Officer of the Company since January 4, 1995.
                                   President and a member of the Board of
                                   Directors of National Healthtech Corporation from 1990 to 1993.

Glen E. Martin                51   Director of the Company since November 1982.
                                   Co-founder of the Company. Chairman and Vice-
                                   President of August Systems, Inc. since
                                   November, 1992. Executive Vice President from May, 1988 to October, 1992.

Clarence H. Barnes, Ph.D.     53   Director of the Company since November, 1989.
                                   Dean, School of Business Administration,
                                   Gonzaga University, Spokane, Washington,
                                   1980-Present.

Larry R. Eidemiller, M.D.     54   Director of the Company since November, 1989.
                                   Partner, Surgical Associates, Portland,
                                   Oregon, 1980-Present.  Chief of Surgery, Good
                                   Samaritan Hospital, Portland, Oregon, 1985-
                                   Present.

John F. Perez                 47   Director of the Company since July 13, 1993.
                                   President of the Company since March 15,
                                   1995.  Chief Executive Officer of Integrated
                                   Health Systems, Inc., a subsidiary of the Company from July 1993 until Present. Chief
                                   Executive Officer of Software Technology
                                   Services from June, 1990 to June, 1993.

William D. Engel              60   Director of the Company since March 15, 1995.
                                   President and Chief Executive Officer of
                                   Logica, Inc. (the U.S. subsidiary of Logica plc) since September 1993. Prior to that date, Mr. Engel was a division executive at Dynatech Corporation.

     Each director is elected annually for a one-year term, to serve until the next annual meeting of shareholders and until their respective successors are elected and qualified, or their earlier resignation or removal.

     The Audit Committee consists of Messrs. Holden and Barnes. The Audit Committee's principal functions are to review the audited financial statements and recommend the selection of auditors to the Board of Directors.

     The Compensation Committee consists of Messrs. Holden, Perez, Barnes and Eidemiller. The Compensation Committee's principal functions are to make recommendations to the Board of Directors concerning executive management's compensation program.

     The Board of Directors does not maintain a Nominating Committee or a committee performing similar functions.

DIRECTOR COMPENSATION

     Currently, non-employee directors receive $1,000 per Board meeting attended, or Committee meeting attended that is not held as an adjunct to a Board meeting and are reimbursed for travel expenses actually incurred in attending such meetings. The Company does not pay any other cash compensation to directors for serving in such capacity. Each non-employee director also has received a warrant for the purchase of 5,000 shares of Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."

EXECUTIVE OFFICERS

     The current executive officers of the Company are listed below:

Name                         Age   Position and Term Served
----                         ---   --------------------------

Ronald L. Holden              49   Chief Executive Officer since January 4,
                                   1995. He has been Chairman of the Board of Directors since February 13, 1992. He was
                                   President and a member of the Board of
                                   Directors of National Healthtech Corporation from 1990 to 1993.

John F. Perez                 47   President and Chief Operating Officer since
                                   March 15, 1995.  Chief Executive Officer of
                                   Integrated Health Systems, Inc., a subsidiary of Wismer*Martin, from July, 1993 until present. Prior to that he was CEO of Software Technology Services providing programming and product development in the healthcare industry

William E. Campbell III       41   Executive Vice President - Corporate
                                   Development since January 4, 1995.  Mr.
                                   Campbell was a senior associate for Booz, Allen & Hamilton for several years providing operational and technology consultation to healthcare organizations before becoming an employee of the Company on April 1, 1994

Douglas A. Willford           39   Chief Financial Officer since January 4,
                                   1995. Mr. Willford has served as CFO of Integrated Health Systems, Inc. (a subsidiary of Wismer*Martin) since July, 1993. Prior to that date, served as CFO for a hospital and two healthcare management organizations.

           Officers serve at the discretion of the Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table presents information regarding the aggregate compensation for the fiscal years ended June 30, 1995, 1994 and 1993 paid or accrued for (i) the Chief Executive Officer of the Company and (ii) the three other most highly paid executive officers of the Company.

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                        Annual Compensation
                                              Fiscal     ------------------------------------------------    Long Term
                                            Year Ended                                       Other          Compensation
       Name and Principal Position           June 30,          Salary          Bonus      Compensation     Awards Options
----------------------------------------------------------------------------------------------------------------------------
            Ronald L. Holden:                  1995          (1)$140,000         $ -0-     (1)$60,000           -0-
          Chairman of the Board                1994             $ 54,250         $ -0-     (1)$60,000           -0-
         Chief Executive Officer               1993                $ -0-         $ -0-     $ -0-                -0-
----------------------------------------------------------------------------------------------------------------------------
             John F. Perez:(2)                 1995             $120,000         $ -0-           $ -0-     200,000
   President & Chief Operating Officer         1994             $ 46,600         $ -0-           $ -0-          -0-
                                               1993                $ -0-         $ -0-           $ -0-          -0-
----------------------------------------------------------------------------------------------------------------------------
        William E. Campbell III(3)             1995             $ 95,000         $ -0-           $ -0-     200,000
        Executive Vice President               1994             $ 23,750         $ -0-           $ -0-          -0-
          Corporate Development                1993                $ -0-         $ -0-           $ -0-          -0-
----------------------------------------------------------------------------------------------------------------------------
          Douglas A. Willford(4)               1995             $ 90,000         $ -0-           $ -0-     100,000
        Executive Vice President               1994             $ 36,890         $ -0-           $ -0-          -0-
         Chief Financial Officer               1993                $ -0-         $ -0-           $ -0-          -0-
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

(1) The compensation for Mr. Holden for 1994 represents compensation received from Integrated Health Systems, Inc. from the date of acquisition, February 10, 1994, through the fiscal year ending June 30, 1994. The other compensation represents consulting fees received from the Company for the fiscal year ending June 30, 1994. Mr. Holden was engaged by the Company beginning July 1, 1993. Mr. Holden became the Chief Executive Officer of the Company on January 4, 1995.

(2) The compensation for Mr. Perez for 1994 represents compensation received from Integrated Health Systems, Inc. from the date of acquisition, February 10, 1994, through the fiscal year ending June 30, 1994. Mr. Perez became the President and Chief Operating Officer of the Company on March 15, 1995.

(3) The compensation for Mr. Campbell for 1994 represents compensation received from Integrated Health Systems, Inc. from April 1, 1994, through the fiscal year ending June 30, 1994. Mr. Campbell became an Executive Vice President of the Company on January 4, 1995.

(4) The compensation for Mr. Willford for 1994 represents compensation received from Integrated Health Systems, Inc. from the date of acquisition, February 10, 1994, through the fiscal year ending June 30, 1994. Mr. Willford became the Vice President and Chief Financial Officer of the Company on January 4, 1995.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table presents the stock options granted during the fiscal year ended June 30, 1995. No stock options were granted during the fiscal year ended June 30, 1994.

------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                            Number of     % of Total                                   Potential Realized Value at
                            Securities     Options                                       Assumed Annual Rates of
                            Underlying    Granted to       Exercise                       Stock Price Appreciation
  Name and Principal         Options      Employees         Price                              for Option Term
     Position                Granted       in 1995          ($/Sh)    Expiration Date         5%            10%
------------------------------------------------------------------------------------------------------------------
John F. Perez,               200,000       38.10%           $0.79     March 18, 1998        $15,644       $41,650
President and COO

------------------------------------------------------------------------------------------------------------------
William E. Campbell,         200,000       38.10%           $0.79     March 18, 1998        $15,644       $41,650
Executive V.P.

------------------------------------------------------------------------------------------------------------------
Douglas A. Willford,         100,000       19.05%           $0.79     March 18, 1998         $7,822       $20,825
Chief Financial Officer

------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table presents stock options exercised by the Company's Chief Executive Officer and the Company's executive officers during fiscal year 1995, and the value of all unexercised options at year-end. The value of "in-the-money" options refers to options having an exercise price which is less than the market price of the Company's stock on June 30, 1995. Options granted to Steven
G. Anderson expired following his termination in 1995 and are not included.

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Number of            Value of Unexercised In-
                                                                               Unexercised Options at       the-Money Options at
                                                                                  Fiscal Year End            Fiscal Year End ($)
                                      Shares Acquired on        Value               Exercisable/                Exercisable/
                Name                     Exercise (#)        Realized ($)          Unexercisable                Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
John F. Perez                                -0-                 -0-              200,000  /  -0-                 -0-  /  $ -0-
------------------------------------------------------------------------------------------------------------------------------------
William E. Campbell, III                     -0-                 -0-              200,000  /  -0-                 -0-  /  $ -0-
------------------------------------------------------------------------------------------------------------------------------------
Douglas A. Willford                          -0-                 -0-              100,000  /  -0-                 -0-  /  $ -0-
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

     The options are generally exercisable for a three-year period and expire:
i) immediately upon termination of the employee for cause, ii) sixty days after termination without cause, or iii) ninety days after death or disability of the employee.


BENEFIT PLANS

     The Board of Directors of the Company, in their discretion, may grant options to purchase shares of common stock of the Company to key employees. The number of shares covered by the option is determined by the directors. The exercise price is set by the directors at not less than the fair market value of the shares on the date at which the option is granted.

     The Company does not have any other stated compensatory employee benefit plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 26, 1995, (a) by each person who is known by the Company to beneficially own more than five percent of the Common Stock, (b) by each executive officer named in the Summary Compensation table and each director of the Company, and (c) by all executive officers and directors of the Company as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual or group to acquire them within 60 days are treated as outstanding only when determining the amount and percentage owned by such individual or group. Unless otherwise noted, each person or group identified has sole voting and investment power with respect to the shares shown. Common Stock is the only class of shares issued by the Company.

                                                         Number of Shares
                          Name and Address              Beneficially Owned          Percent
                          ----------------              ------------------      ---------------
          EXECUTIVE OFFICERS AND DIRECTORS
          Ronald Holden (1)
          N. 12828 Newport Highway                            8,324,367                54.3%
          Mead, WA  99021

          Clarence H. Barnes, Ph.D. (2)
          W. 614 17th Street                                     32,000         Less than 1%
          Spokane, Washington  99203

          Glen E. Martin (3)
          West 1406 Elmwood Court                               368,333                 2.4%
          Spokane, Washington 99218

          Larry R. Eidemiller, M.D. (4)
          5051 S.W. Downs View Court                              5,000         Less than 1%
          Portland, Oregon  97221

          John Perez (5)
          1124 E. Plateau Rd.                                   642,000                 4.2%
          Spokane, Washington  99203

          William E. Campbell III (6)
          1336 98th Ave. N.E.                                   206,000                 1.3%
          Bellevue, Washington   98004

          Douglas A. Willford (7)
          5816 N. Drumheller                                    200,000                 1.3%
          Spokane, Washington  99205

          All executive officers and directors as a group     9,772,700                63.7%

          OTHER HOLDERS OF MORE THAN FIVE PERCENT
          Stanley T. Hatch
          North 1619 Westpoint Road                             958,500                 6.2%
          Spokane, Washington  99201

(1) Mr. Holden's ownership is based upon the total outstanding stock at September 26, 1995 of 15,337,361.

(2) Dr. Barnes holds a stock purchase warrant that allows him to purchase 5,000 shares of the Company's common stock. The shares reflected above include 27,000 shares currently held plus the 5,000 shares for which Dr. Barnes is deemed to be the beneficial owner. Dr. Barnes' ownership is based upon the total outstanding stock at September 26, 1995 of 15,337,361 plus the 5,000 shares assumed to be exercised by Dr. Barnes.

(3) Mr. Martin purchased a debenture in the amount of $200,000 on August 26, 1993. The debenture can be converted to common stock at a conversion price of $.60 per share. Mr. Martin holds a stock purchase warrant that allows him to purchase 5,000 shares of the Company's common stock. If the debenture was converted and the stock purchase warrant was exercised, Mr. Martin would be entitled to 338,333 shares of common stock in addition to his current holdings of 30,000 shares of common stock. The shares reflected above include the 30,000 shares currently held plus the 338,333 shares for which Mr. Martin is deemed to be the beneficial owner. The percentages reflect the percentage ownership based upon the total outstanding stock at September 26, 1995 of 15,337,361 plus the 338,333 shares assumed to be exercised by Mr. Martin.

(4) Dr. Eidemiller holds a stock purchase warrant that allows him to purchase 5,000 shares of the Company's common stock. The shares reflected above reflect the 5,000 shares for which Dr. Eidemiller is deemed to be the beneficial owner. Dr. Eidemiller's ownership is based upon the total outstanding stock at September 26, 1995 of 15,337,361 plus the 5,000 shares assumed to be exercised by Dr. Eidemiller.

(5) Mr. Perez holds current stock options that allow him to purchase 200,000 additional shares of the Company's common stock. If the stock option were exercised, Mr. Perez would be entitled to 200,000 shares of common stock in addition to his current holdings of 442,000 shares. The shares reflected above include the 442,000 shares currently held plus the 200,000 shares for which Mr. Perez is deemed to be the beneficial owner. Mr. Perez's ownership is based upon the total outstanding stock at September 26, 1995 of 15,337,361 plus the 200,000 shares assumed to be exercised by Mr. Perez.

(6) Mr. Campbell holds current stock options that allows him to purchase 200,000 additional shares of the Company's common stock. The shares reflected above include the 5,000 shares currently held plus the 200,000 shares for which Mr. Campbell is deemed to be the beneficial owner. Mr. Campbell's ownership is based upon the total outstanding stock at September 26, 1995 of 15,337,361 plus the 200,000 shares assumed to be exercised by Mr. Campbell.

(7) Mr. Willford holds current stock options that allow him to purchase 100,000 additional shares of the Company's common stock. If the stock option were exercised, Mr. Willford would be entitled to 100,000 shares of common stock in addition to his current holdings of 100,000 shares. The shares reflected above include the 100,000 shares currently held plus the 100,000 shares for which Mr. Willford is deemed to be the beneficial owner. Mr. Willford's ownership is based upon the total outstanding stock at September 26, 1995 of 15,337,361 plus the 100,000 shares assumed to be exercised by Mr. Willford.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 1995 and 1994, the Company had sales of approximately $92,000 and $71,000 to related parties. The Company purchased medical insurance for the benefit of its employees from a related party. Medical insurance payments totaled approximately $149,000 per year for each of the years ended June 30, 1995 and 1994. See Note 13 of Notes to Financial Statements for a summary of significant transactions with related persons.

                                    PART III

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)        FINANCIAL STATEMENTS

               See Index to Financial Statements on page F-1


(a) (2)        Exhibits

               See Exhibit Index on page 25 and 26

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its
behalf by the undersigned, thereunto duly authorized September    , 1995.
                                                               ---

                                                             WISMER*MARTIN, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


---------------------------------------                     -----------------------------------------
Ronald L. Holden                Date                        John F. Perez                     Date
Chief Executive Officer,                                    President, Chief Operating Officer,
Chairman of the Board and Director                          and Director


---------------------------------------                     -----------------------------------------
Douglas A. Willford             Date                        Clarence H. Barnes, Ph.D.         Date
Chief Financial Officer                                     Director
(Principal Financial and Accounting Officer)


---------------------------------------                     -----------------------------------------
Larry R. Eidemiller, M.D.       Date                        William D. Engel                  Date
Director                                                    Director


---------------------------------------
Glen E. Martin                  Date
Director

                             WISMER-MARTIN, INC.

                                 FORM 10-KSB
                                June 30, 1995

                                  ---------

                                             INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
-----------                  ----------------------

   3.1*       Copy of Certificate of Incorporation of Registrant

   3.2*       Copy of Bylaws of Registrant

  10.1* Copy of Term Note and Financing Statement dated July 14, 1988 between Registrant and U.S. Bank of Washington, N.A.

  10.2* Copy of Business Loan Agreement dated April 27, 1988 and Note and Security Agreement dated April 28, 1988 between Registrant and U.S. Bank of Washington, N.A.

  10.3* Copy of Term Note, Security Agreement and Financing Statement dated April 28, 1988 between Registrant and U.S. Bank of Washington, N.A.

  10.4* Copy of Lease Agreement dated February 26, 1988 between Registrant and Technology Park/Atlanta, Inc.

  10.5* Copy of Vendor Agreement dated April 27, 1988 between Registrant and Electronic Information Corporation

  10.6* Copy of Deed of Trust Note dated July 23, 1987 between Registrant and Dorothy Duprie, Joseph W. Duprie, Jr., John Duprie and
              Robert E. Duprie

  10.7* Copy of Agreement for Authorized Dealers and Industry Remarketers dated July 20, 1988 between Registrant and International Business Machines Corporation

  10.8* Copy of Software Agreement dated December 3, 1987 between Registrant and Sacred Heart Medical Center

  10.9* Copy of Letter Agreement dated December 20, 1988 between Registrant and Interstate/Johnson Lane Corporation

  10.10* Copy of Amended and Restated Non-Qualified Stock Option Plan of Registrant

                             WISMER-MARTIN, INC.

                                 FORM 10-KSB
                                June 30, 1995

                                  ---------

                               INDEX TO EXHIBITS, CONTINUED

EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
-----------                  ----------------------

  10.11*      Copy of Restricted Stock Bonus Plan of Registrant

  10.12* Agreement of Merger dated August 26, 1987 between Registrant and Nova Systems, Inc.

  10.13* Asset Purchase Agreement dated November 1, 1987 between Registrant and Curtis 1000, Inc.

  10.14 Copy of Business Loan Agreement dated December 7, 1990 and Promissory Note and Security Agreement dated December 7, 1990 between Registrant and U.S. Bank of Washington, N.A.

  10.15 Copy of Business Loan Agreement dated July 21, 1992 between Registrant and Seattle-First National Bank

  10.16 Stock and Stock Option Purchase Agreement dated February 10, 1994 (including form of convertible Subordinated Debenture amount Wismer-Martin, Inc. and various other parties

* All documents have been previously filed with the Company's Form 10, File No. 0-17478.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants . . . . . . . . . . .     F-2

Consolidated Balance Sheets at June 30, 1995 and June 30, 1994 . . . . .     F-3

Consolidated Statements of Operations for the years ended June 30, 1995,
1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for
the years ended June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . .     F-5

Consolidated Statements of Cash Flows for the years ended June 30, 1995,
1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .     F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Wismer*Martin, Inc.
Mead, Washington

     We have audited the accompanying consolidated balance sheets of Wismer*Martin, Inc. as of June 30, 1995 and June 30, 1994, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wismer Martin, Inc. as of June 30, 1995 and June 30, 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal 1994.


                                   BDO SEIDMAN, LLP


Spokane, Washington
September 26, 1995

                               WISMER*MARTIN, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1995 AND 1994

                                                                             1995               1994
                                                                        -------------       -------------
                           ASSETS
Current assets:
  Cash and cash equivalents                                             $      91,225       $     588,349
  Trade receivables, net of allowance for doubtful
    accounts of $255,647 and $176,362 (Note 5)                                854,474           2,807,368
  Unbilled costs and expenses                                                  37,800             166,354
  Inventories (Note 3 and 5)                                                  184,803             625,018
  Prepaids and other assets                                                   148,066             199,152
                                                                        -------------       -------------

    Total current assets                                                    1,316,368           4,386,241

Property, plant and equipment, net (Notes 4, 5 and 6)                       1,802,139           1,962,445
Software development costs, net of accumulated amortization
  of $1,491,918 and $878,999                                                2,879,421           1,672,161
Other assets, net of accumulated amortization
  of $206,637 and $75,836                                                     249,235             209,282
Deferred income taxes (Note 8)                                                 -                  248,044
                                                                        -------------       -------------

    Total assets                                                        $   6,247,163       $   8,478,173
                                                                        -------------       -------------
                                                                        -------------       -------------

               LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Notes payable to bank (Note 5)                                        $     583,964       $      -
  Accounts payable                                                            863,110           1,097,500
  Accrued wages and related taxes                                             351,562             524,455
  Other accrued liabilities                                                   184,516             330,449
  Deferred revenue                                                          1,922,539           2,231,801
  Long-term debt, due within one year (Note 6)                                 70,335              64,465
  Obligations under capital leases, due within one year (Note 7)               30,500              20,164
                                                                        -------------       -------------

    Total current liabilities                                               4,006,526           4,268,834

Other liabilities                                                              86,984             138,740
Long-term debt, due after one year (Note 6)                                   879,662             949,617
Convertible subordinated debentures (Note 9)                                3,000,000           3,000,000
Obligations under capital leases, due after one year (Note 7)                  67,615              69,625
Deferred income taxes (Note 8)                                                 -                  589,885
                                                                        -------------       -------------

    Total liabilities                                                       8,040,787           9,016,701
                                                                        -------------       -------------
Commitments (Note 11)

Capital deficit: (Notes 2, 9 and 10)
  Common stock, $.001 par value 20,000,000 shares authorized:
    9,847,625 and 9,362,625 shares issued and outstanding                       9,848               9,363
  Additional paid-in capital                                                1,203,809           1,082,544
  Excess purchase price of acquired subsidiary (Note 1)                    (2,533,308)         (2,533,308)
  Retained earnings (deficit)                                                (473,973)            902,873
                                                                        -------------       -------------

    Capital deficit                                                        (1,793,624)           (538,528)
                                                                        -------------       -------------

   Total liabilities and capital deficit                                $  6,247,163        $   8,478,173
                                                                        -------------       -------------
                                                                        -------------       -------------

           See accompanying notes to consolidated financial statements

                               WISMER*MARTIN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                              1995           1994           1993
                                                          ------------   ------------   ------------
Net sales
  Software license fees                                   $  2,679,118   $  5,547,487   $  2,631,978
  Equipment, software and supplies sales                     2,368,380      2,829,889      2,967,502
  Software and hardware maintenance contracts                3,886,640      3,513,831      2,638,019
  Service revenue                                            3,003,854      3,777,885        993,995
  Discounts                                                 (1,455,777)    (1,271,842)      (920,437)
                                                          ------------   ------------   ------------

Net sales                                                   10,482,215     14,397,250      8,311,057
                                                          ------------   ------------   ------------
Operating expenses:
  Cost of software license fees                                623,019        567,058        324,633
  Cost of equipment, software and supplies sold              1,737,406      2,542,421      2,516,856
  Cost of support and operations                             2,779,142      3,965,059      2,100,261
  Selling and marketing                                      2,334,115      1,994,340      1,195,663
  Product research, development and enhancements             2,407,242      1,270,656        678,972
    Less: amount capitalized related to enhancements        (1,830,279)    (1,018,308)      (652,357)
  General and administrative                                 3,780,249      3,921,134      2,018,322
                                                          ------------   ------------   ------------

  Total operating expenses                                  11,830,894     13,242,360      8,182,350
                                                          ------------   ------------   ------------

Operating income (loss)                                     (1,348,679)     1,154,890        128,707

Other income (expense):
  Interest income                                               28,299         28,180         35,140
  Interest expense                                            (398,307)      (192,407)      (147,339)
                                                          ------------   ------------   ------------
Income (loss) before income taxes and cumulative
    effect of change in accounting principle                (1,718,687)       990,663         16,508
Income tax expense (benefit) (Note 8)                         (341,841)       265,107         12,191
                                                          ------------   ------------   ------------
Income (loss) before cumulative
    effect of change in accounting principle                (1,376,846)       725,556          4,317
Cumulative effect of change in accounting
    principle (Note 8)                                           -             27,479          -
                                                          ------------   ------------   ------------

Net income (loss)                                         $ (1,376,846)  $    698,077   $      4,317
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
Net income (loss) per share:
Income (loss) before cumulative
    effect of change in accounting principle              $      (0.14)  $       0.07            Nil
Cumulative effect of change in accounting principle              -                Nil          -
                                                          ------------   ------------   ------------

Net income (loss) per share                               $      (0.14)  $       0.07            Nil
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------

Weighted average common shares outstanding                   9,726,365      9,797,049      9,198,191
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------


           See accompanying notes to consolidated financial statements

                               WISMER*MARTIN, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                                           Excess
                                                    Common Stock          Additional    Purchase Price   Retained
                                              ------------------------      Paid-In       of Acquired    Earnings
                                                Shares       Amount         Capital       Subsidiary     (Deficit)        Total
                                              -------------------------------------------------------------------------------------
Balances at July 1, 1992                      9,039,293   $      9,039   $    986,518   $       -        $  167,171    $  1,162,728

Issuances of common stock for
  exercise of stock options                     16,667              17          4,150                                         4,167
Net income                                                                                                    4,317           4,317
                                              ---------   ------------   ------------   ------------     ----------    ------------
Balances at June 30, 1993                     9,055,960          9,056        990,668              -        171,488       1,171,212
Issuances of common stock for
  exercise of stock options,
  after tax effect                              306,665            307         91,876                                        92,183
Issuance of convertible
  subordinated debentures for
  common stock of acquired subsidiary                                                     (2,500,000)                    (2,500,000)
Retained deficit of acquired
  subsidiary at acquisition                                                                  (33,308)        33,308               -
Net income                                                                                                  698,077         698,077
                                              ---------   ------------   ------------   ------------     ----------    ------------

Balances at June 30, 1994                     9,362,625         9,363       1,082,544     (2,533,308)       902,873        (538,528)

Issuances of common stock for
  exercise of stock options,
  after tax effect                              485,000            485        121,265                                       121,750
Net loss                                                                                                 (1,376,846)     (1,376,846)
                                              ---------   ------------   ------------   ------------     ----------    ------------

Balances at June 30, 1995                     9,847,625   $     9,848    $  1,203,809  $  (2,533,308)    $ (473,973)   $ (1,793,624)
                                              ---------   ------------   ------------   ------------     ----------    ------------
                                              ---------   ------------   ------------   ------------     ----------    ------------



          See accompanying notes to consolidated financial statements.

                               WISMER*MARTIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                                   1995          1994           1993
                                                                              -------------  -------------  -------------
Cash flows from operating activities:
Net income (loss)                                                             $ (1,376,846)  $    698,077   $      4,317
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization                                                  1,276,908        948,219        633,041
  Provision for bad debts                                                          271,510        115,113        391,293
  Loss on property, plant and equipment disposal                                       330         19,090          -
  Cumulative effect of accounting change                                             -             27,479          -
  Deferred income taxes                                                           (341,841)       229,286         27,836
  Change in operating assets and liabilities, net of acquired business:
    Trade receivables                                                            1,681,384        (62,938)      (438,247)
    Unbilled costs and expenses                                                    128,554        543,809        102,700
    Inventories                                                                    440,215       (314,319)        88,033
    Prepaids and other assets                                                       51,086        (51,956)       (33,222)
    Income tax receivable                                                            -             32,804          -
    Accounts payable                                                               (59,612)        86,265        323,049
    Accrued wages and related taxes                                               (172,893)       118,582       (125,930)
    Other accrued liabilities                                                     (320,711)       (34,727)       (99,744)
    Income taxes payable                                                             -              -            (71,000)
    Deferred revenue                                                              (309,262)      (617,328)       164,905
    Other liabilities                                                              (51,756)        38,740          -
                                                                              -------------  -------------  -------------
Net cash provided by operating activities                                        1,217,066      1,776,196        967,031
                                                                              -------------  -------------  -------------
Cash flows from investing activities
  Cash acquired from purchase of subsidiary                                          -              -            181,970
  Proceeds from disposition of property, plant and equipment                         -              2,500          -
  Purchase of property, plant and equipment                                       (329,408)      (737,172)      (144,971)
  Additions to software development costs                                       (1,830,279)    (1,018,308)      (652,357)
  Purchase of other assets                                                        (170,753)       (22,099)         -
                                                                              -------------  -------------  -------------
Net cash used in investing activities                                           (2,330,440)    (1,775,079)      (615,358)
                                                                              -------------  -------------  -------------
Cash flows from financing activities
  Payment of long-term debt                                                        (64,085)       (31,419)       (28,353)
  Proceeds from issuance of common stock                                           121,750         92,183          4,167
  Proceeds from long term debt                                                       -            191,099          -
  Proceeds from subordinated debentures                                              -            500,000          -
  Payments under capital lease obligations                                         (25,379)        (9,959)       (16,944)
  Net proceeds (payments) on notes payable to bank                                 583,964       (357,327)      (169,361)
                                                                              -------------  -------------  -------------
Net cash provided (used) by financing activities                                   616,250        384,577       (210,491)
                                                                              -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents                              (497,124)       385,694        141,182

Cash and cash equivalents at beginning of year                                     588,349        202,655         61,473
                                                                              -------------  -------------  -------------
Cash and cash equivalents at end of year                                      $     91,225   $    588,349   $    202,655
                                                                              -------------  -------------  -------------
                                                                              -------------  -------------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                  $    388,687   $     97,380   $    127,037
    Income taxes                                                              $      -       $     33,800   $     50,000
                                                                              -------------  -------------  -------------
                                                                              -------------  -------------  -------------
Noncash financing activities:
  Equipment acquired under capital lease                                      $     33,705   $     70,850
                                                                              -------------  -------------
                                                                              -------------  -------------
  Issuance of subordinated debentures for acquisition of
    Integrated Health Systems, Inc.                                                          $  2,500,000
                                                                                             -------------
                                                                                             -------------

          See accompanying notes to consolidated financial statements.

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


1.   COMPANY ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND CONSOLIDATION

     Wismer Martin, Inc. ("the Company") develops and markets healthcare computer systems and related services. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

     On September 12, 1991, National Healthtech Corporation (National Healthtech) acquired 1,714,286 shares of the Company's common stock from the founders of the Company. On January 31, 1992, National Healthtech acquired the remaining 2,868,414 shares of common stock held by the founders of the Company. On June 10, 1993, National Healthtech sold all of its ownership of common stock to Mr. Ronald Holden. Mr. Holden is the Chairman of the Board of Directors of the Company and, until June 30, 1993, was a director and stockholder of National Healthtech.

     On February 10, 1994, the Company acquired all of the outstanding shares of common stock of Integrated Health Systems, Inc., a California corporation
     (IHS). IHS is in the business of developing and licensing software programs for hospitals and related entities. The Company issued convertible subordinated debentures having a face value of $2,500,000 in exchange for the shares of common stock (see Note 9). IHS's major stockholder was Mr. Ronald Holden, who is also a major stockholder of the Company. Due to Mr. Holden's common control of both companies, the acquisition was accounted for as a combination of entities under common control whereby balance sheet amounts were recorded at their historical bases and the results of IHS's operations and cash flows have been included from June 10, 1993, the date on which Mr. Holden initially had common control of both companies.

     At the date of acquisition, the purchase price of $2,500,000 exceeded the historical cost basis of the net assets of IHS by $2,533,308. Due to the common control of the companies, the excess purchase price was recorded as a reduction of stockholders' equity.


     CASH EQUIVALENTS

     Investments with remaining maturities at purchase of three months or less are considered to be cash equivalents for purposes of the consolidated statements of cash flows.


     CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit worthy institutions. At times such investments may be in excess of the FDIC insurance limit. The Company develops and sells its products exclusively to enterprises in the health care industry. These enterprises include physician practice groups, hospitals, insurance payors and joint ventures between some or all of these entities (often known as HMO's, PPO's, IPA's and HIN's). Trade receivables are primarily from customers in the health care industry. For the years ended June 30, 1995 and 1994, the Company had sales of approximately $1,920,000 and $1,980,000 to one customer (an insurance payor). For the fiscal year ended June 30, 1993, no single customer accounted for more than 10% of the Company's revenues. Approximately $250,000 and $855,000 of these respective amounts are included in trade receivables at June 30, 1995 and 1994.


     INVENTORIES

     Inventories are carried at the lower of first-in, first-out (FIFO) cost or net realizable value.

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are provided over the lesser of the estimated useful lives of the respective assets or the lease term (including extensions in the case of leased assets and leasehold improvements), using the straight-line method.


     SOFTWARE DEVELOPMENT COSTS

     Computer software development costs incurred subsequent to establishing technological feasibility of the resulting product or enhancement and until the product is available for general release to customers are capitalized and recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined based on estimates of future revenues to be derived from the sale of the software product reduced by costs of completing and disposing of that product. Capitalized costs are amortized based on current and anticipated future revenues for each product or enhancement with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product or enhancement (five years). For the years ended June 30, 1995, 1994 and 1993, amortization of software development costs was $623,019, $567,058 and $324,633. Amortization of capitalized software development costs are included in the Consolidated Statements of Operations in the line item "Cost of software license fees."


     OTHER ASSETS

     Other assets, consisting primarily of goodwill and deferred financing fees, are carried at cost. Financing fees are amortized over the respective term of the loan agreement using the interest method. Goodwill represents the excess of cost over the fair value of the net assets acquired and is being amortized on a straight-line basis over three years.


     REVENUE RECOGNITION

     SOFTWARE LICENSE FEES

     The Company has established its revenue recognition policy in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 91-1 "Software Revenue Recognition." Revenue from the sale of internally-developed software is recognized when the software has been delivered to the customer and collection is deemed probable. In some cases, customers are sold fixed-price, multi-site licenses which permit the marketing or use of multiple copies of the Company's software for a single fee (usually limited geographically). In these cases, the software license fee is recognized as revenue when the master copy of the software is delivered to the customer and is not contractually tied to subsequent sales by the licensee and is not refundable. The cost to distribute additional copies of the software is insignificant.


     Software license agreements may include the sale of hardware, third-party software and supplies, as well as support services and installation and training. Each of these are separately stated and priced in the contract, and the revenues from these are separately accounted for under the financial captions of "Equipment, software and supplies sales," "Software and hardware maintenance contracts," and "Service revenue," respectively.

     Service obligations are separately stated and priced in each contract and the Company accounts for these service obligations separately (see "Service revenue" below). Any remaining vendor obligations at the time the software is delivered are insignificant, and the revenues associated with any remaining obliga-

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


     tions are deferred until those obligations have been satisfied. Support contracts begin immediately after installation. Cost of sales associated with the sale of internally-developed software consists of the amortization of software development costs, which is included in the income statement under the caption "Cost of software license fees."

     Deposits received for software license fees from customers in advance of revenue recognition are included in the balance sheet under the caption "Deferred revenue." Amounts that have been recognized as revenue, but are not yet due are included in the balance sheet caption "Unbilled costs and expenses."

     EQUIPMENT, SOFTWARE AND SUPPLIES SALES

     Revenues from third-party hardware (personal computers and peripherals), third-party software (popular networking and word processing software) and supplies (forms and envelopes for billing purposes) are separately stated in contracts for the license of the Company's software products, and are recognized when the related hardware, software and supplies are delivered to the customer. The cost of equipment, third-party software and supplies sales are included in the income statement under the caption "Cost of equipment, software and supplies sold."

     Deposits received for equipment, third-party software and supplies from customers in advance of delivery are included in the balance sheet caption "Deferred revenue" and are recognized upon delivery.

     SOFTWARE AND HARDWARE MAINTENANCE CONTRACTS

     Fees for software support are separately stated and priced in each customer contract. The revenues from these contracts are deferred and recognized on a straight-line basis over the period covered by the contract (payments are typically made either quarterly or annually).

     Maintenance contracts for hardware outside of the original manufacturer's warranty are written between the customer and the Company and are priced at market rates. The Company then sub-contracts with a third-party vendor (at a discount from market rates) specializing in on-site hardware maintenance for the same coverage as the Company has contracted with its customers. Revenues and the corresponding third-party contract expenses are deferred and amortized on a straight-line basis over the term of the contract (usually one year). The cost of the third-party maintenance contracts is included in the income statement under the caption "Cost of support and operations."

     The Company invoices customers in advance for software and hardware maintenance contracts. The unamortized balance of amounts invoiced for software and hardware maintenance contracts are included in the balance sheet caption "Deferred revenue," while the unamortized cost of third-party hardware maintenance contracts is included in the caption "Prepaids and other assets."

     SERVICE REVENUE

     Revenues resulting from Company personnel providing installation, training, custom modification programming, and network consulting services are recorded as "Service revenue." These services are not essential to the functionality of any other element of the transaction and are separately stated and priced such that the total contracts price will vary based on whether or not these services are purchased from the Company. When collectibility is deemed probable, the revenue from these services is deferred and recognized as the services are performed. In some cases, installation and training services are contracted on a fixed-fee basis. In these cases, the revenues are deferred and recognized under the percentage-of-completion method. Any losses on these type of contracts are recorded as soon as they are foreseen.

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


     Contracts for service revenue frequently permit billings to customers (and payments to be received by the Company) in advance of the services being rendered (this is always the case in fixed-fee installation contracts). These unearned service revenues are included in the caption "Deferred revenue."

     Cost of support and operations includes: non-technical personnel who answer customer support calls, the cost of third-party hardware maintenance contracts, technical personnel who load Company and third-party software on computer systems and assist with technical issues associated with customer support, and personnel who perform consulting services for customers.

     DISCOUNTS

     Discounts are determined at the time of contract signing and are recorded concurrently with the recording of revenue. Any cost associated with returns and exchanges are insignificant and are recorded as incurred. The Company provides no warranties which are not supported by third-party contracts or software support contracts.


     FEDERAL INCOME TAXES

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), effective July 1, 1993. The cumulative effect of adopting SFAS No. 109 in fiscal 1994 was a charge to operations of $27,479. SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. During the fiscal year ended June 30, 1993, the Company accounted for income taxes as required by Statement of Financial Accounting Standards No. 96.


     NET INCOME (LOSS) PER SHARE

     The computation of net income (loss) per share in each period is based on the weighted average number of common shares outstanding. When dilutive stock options, debentures and warrants are included as share equivalents using the treasury stock method, fully diluted net income (loss) per common share is not materially different from primary net income (loss) per common share.


2.   FINANCIAL CONDITION AND LIQUIDITY:

     As shown in the accompanying consolidated financial statements at June 30, 1995, the Company has a capital deficit of $1.8 million, negative working capital of $2.7 million and incurred a significant net loss of $1.4 million for the year then ended. Additionally, the Company has modified its credit agreement as a result of covenant violations (See Note 5).

     During fiscal 1995, management realigned the Company's organization and instituted a cost reduction program which included the closing of non-essential field offices and a reduction in personnel that were in place to support a higher level of sales which were not achieved. Additionally, management is concentrating its efforts on moving the Company away from its initial focus on small regional physician practices to a focus on large group practices, hospitals and other healthcare providers and payors who are developing networks. Management believes that with this reduced cost structure, highly centralized operations, and

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


     increased focus on growth market areas (particularly Hospitals, Physicians Hospital Organizations (PHO's), Medical Services Organizations (MSO's) and Payors, the Company can return to profitability.

     As discussed in Note 14, part of management's plan to fund these efforts and provide additional liquidity for the Company includes the sale of additional shares of the Company's common stock. As of September 26, 1995, the Company has sold approximately 5.5 million shares for approximately $3.3 million without using an underwriter, broker, dealer or finder. Consideration received includes $2.5 million of convertable debentures and approximately $794,000 of cash.

     Should future markets for the Company's product not develop as projected, the Company may be unable to meet its short term debt requirements and not be in compliance with covenants contained within its credit agreement (see
     Note 5). Should the Company fail to comply with these covenants or be unable to renegotiate the terms of the agreement, the Company is at risk that the bank will foreclose on the Company's office building in order to satisfy the outstanding obligation. In the event that the offering is inadequate to meet the Company's cash flow needs, management believes the short term liquidity needs of the Company can be satisfied by reducing or ceasing costs associated with new product development and attempting to refinance the debt encumbering the Company's office building. On a longer term basis, management intends to continue to seek the sale of the Company's office building and to enter into joint venture arrangements with strategic alliance partners who can provide additional capital required for new product development.

     Although the Company believes that its operating plan and efforts to obtain other financing sources will be adequate to meet its fiscal 1996 working capital needs, there can be no assurance that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events.


3.   INVENTORIES:

     Inventories at June 30, 1995 and 1994 are summarized as follows:

                                                           1995           1994
                                                         --------       --------
          Hardware held for sale . . . . . . . . . .     $164,079      $591,298
          Software . . . . . . . . . . . . . . . . .       11,902        20,222
          Supplies . . . . . . . . . . . . . . . . .        8,822        13,498
                                                         --------       --------
                                                         $184,803      $625,018
                                                         --------       --------
                                                         --------       --------

4.   PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment at June 30, 1995 and 1994 is summarized as follows:

                                                          1995          1994
                                                       ----------    ----------
          Land and site improvements . . . . . . . .   $  248,020    $  248,020
          Building and building improvements . . . .      649,551       649,551
          Furniture and fixtures . . . . . . . . . .      536,535       497,177
          Computer systems and related equipment . .    2,302,457     1,959,905
          Leasehold improvements . . . . . . . . . .       15,175        51,307
          Equipment under capital lease  . . . . . .      146,251       172,546
                                                       ----------    ----------
                                                        3,897,989     3,578,506
          Accumulated depreciation and amortization.   (2,095,850)   (1,616,061)
                                                       ----------    ----------
                                                       $1,802,139    $1,962,445
                                                       ----------    ----------
                                                       ----------    ----------

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


     Accumulated amortization of the telephone and computer equipment under capital lease amounted to $52,199 and $80,372 at June 30, 1995 and 1994.

5.   NOTES PAYABLE TO BANK:

     Pursuant to the terms of an amended credit agreement with Seattle First National Bank (Seafirst), the Company has an available line of credit of $500,000 at June 30, 1995. Advances received under the line of credit, which totaled $472,324 at June 30, 1995 bear interest at the bank's prime rate plus 3% (12% at June 30, 1995) and are collateralized by the Company's trade receivables, inventory and office building. The credit facility is available to the Company through June 30, 1996, provided that the Company converts $1,000,000 of its convertible subordinated debentures to equity and raises an additional $1,000,000 of equity prior to August 31, 1995
     (see Note 14). The Company has complied with this covenant.

     The credit agreement contains various other restrictive covenants, which are to be measured commencing on September 30, 1995. On September 14, 1995, Seafirst modified these covenants. In return for the modification, the Company agreed to repay the entire balance owing to Seafirst under a long-term obligation (see Note 6) by September 30, 1995 and agreed to permanent reductions in the line of credit in the amount of $50,000 on January 1, 1996, and again on April 1, 1996.

     Also included in notes payable at June 30, 1995 is $61,640 owed by IHS to Seafirst pursuant to terms of a promissory note, in the original amount of $185,000. The promissory note requires monthly principal payments of $15,420 plus interest based on Seafirst's prime rate plus 2.5% (11.5% at June 30, 1995) and is secured by accounts receivable. The note matures in October, 1995.

6.   LONG-TERM DEBT:

     Long-term debt at June 30, 1995 and 1994 is summarized as follows:

                                                                             1995           1994
                                                                           ---------      ---------
     Mortgage payable to U.S. Bancorp Mortgage Company in monthly installments of $4,536, including interest at 3.0% over
       the average discount rate of 26-week U.S. Treasury bills
       (adjusted semi-annually - 9.0% at June 30, 1995), maturing
       in November, 1998 (A)                                               $  423,146     $  438,721

     Note payable to the Greater Spokane Business Development
       Association and the Small Business Administration in monthly installments of $4,162, including interest at 9.896%, maturing
       in October, 2008 (B)                                                   350,704        362,799

     Escrow contract payable to Adept Escrow, Inc. in annual
       installments of $6,000, including interest at 9.0%, and
       maturing in July, 1998, collateralized by land                          17,948         21,995

     Note payable to Seattle First National Bank in monthly
       installments of $3,912, including interest at 8.25%, and
       maturing in May, 1999, collateralized by telephone system (C)          156,295        188,663

     Other                                                                      1,904          1,904
                                                                           ----------     ----------

                                                                              949,997      1,014,082

     Less amount due within one year                                           70,335         64,465
                                                                           ----------     ----------

     Amount due after one year                                             $  879,662     $  949,617
                                                                           ----------     ----------
                                                                           ----------     ----------

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


     (A) This mortgage payable is collateralized by a deed of trust on the Company's headquarters land and building, and is personally guaranteed by a director and a shareholder.

     (B) This note payable is collateralized by substantially all the Company's property, plant and equipment, subordinated to the first position of U.S. Bancorp Mortgage Company and Seattle First National Bank, and is personally guaranteed by a director and a shareholder.

     (C) As discussed in Note 5, the Company agreed to repay this note in full on or before September 30, 1995 in connection with modifications to the line of credit. On September 19, 1995, the Company, with the bank's approval, entered into a lease arrangement with Regal ProFund, whereby the new lessor purchased the equipment from the Company for the remaining balance owing to the bank, and executed a new lease with the Company. The new lease has a term of 5 years with an effective interest rate of approximately 12%. Since the Company has been able to re-finance the debt on terms similar to the original note, only the portion of the principal which would otherwise be due within the twelve months following June 30, 1995 has been classified as a current liability.

     Principal payments on long-term debt as contractually committed at June 30, 1995 are due as follows:

          Year Ending June 30,
          --------------------
                  1996                                      $   70,335
                  1997                                          78,299
                  1998                                          83,566
                  1999                                         429,354
                  2000                                          19,795
                  Thereafter                                   268,648
                                                               -------
                                                            $  949,997
                                                            ----------
                                                            ----------

7.   OBLIGATIONS UNDER CAPITAL LEASES:

     The Company has entered into various lease contracts for computer equipment, which are accounted for as capital leases. The capital lease obligations are payable in monthly installments. The future annual minimum lease payments required under these capital leases are as follows:

     Year Ending June 30,
     --------------------
             1996                                           $   40,634
             1997                                               31,418
             1998                                               30,437
             1999                                               22,763
                                                            ----------
                                                               125,252
             Less amount representing interest                 (27,137)
                                                            ----------
             Present value of net minimum lease payments        98,115
             Less amount due within one year                   (30,500)
                                                            ----------

             Amount due after one year                      $   67,615
                                                            ----------
                                                            ----------

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


8.   INCOME TAXES:

     For the years ended June 30, 1995, 1994 and 1993 the major components of the Company's income tax expense (benefit) are as follows:

                                      1995           1994           1993
                                    ---------      ---------      ---------
                    Current:
                      State         $       -      $   3,690      $     965
                      Federal               -         32,131        (16,610)

                    Deferred:
                      Federal        (341,841)       229,286         27,836
                                    ---------      ---------      ---------
                                    $(341,841)     $ 265,107      $  12,191
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------

     The annual tax provision (benefit) is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's income before income tax expense (benefit). The reasons for these differences are as follows:

                                                               1995                        1994                         1993
                                                   --------------------------------------------------------------------------------
                                                                        %          Amount           %           Amount         %
                                                                        -          ------           -           ------         -
                                                       Amount
      Provision (benefit) at the                       ------
         federal statutory rate                      $(584,354)       (34.0)      $336,825         34.0         $5,613        34.0
      Provision for state income taxes                    -             -            3,690          0.4            965         5.8
      Amortization of intangibles                       28,981          1.7          3,584          0.4          2,999        18.2
      Research and development
         tax credit                                    (41,517)        (2.4)       (68,780)        (6.8)          (419)       (2.5)
      Effects of alternative minimum
       tax rate differential and
         surtax exemption                                 -             -          (17,776)        (1.8)         2,501        15.2
      Change in valuation allowance                    256,954         14.9        (27,441)        (2.7)          -            -
      Other, net                                        (1,905)        (0.1)        35,005          3.2            532         3.1
                                                   ---------------------------------------------------------------------------------
      Income tax provision (benefit)                 $(341,841)       (19.9)      $265,107         26.7        $12,191        73.8
                                                   ---------------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------------

     The components of the deferred tax provision (benefit) for the years ended June 30, 1995, 1994 and 1993 are due to the following temporary differences as offset by the utilization of net operating loss carryforwards and research and development credits:

                                                         1995         1994          1993
                                                      ---------    ---------     ---------
      Software development costs                      $ 410,468    $ 201,764     $ 110,612
      Depreciation                                       28,638       (2,535)         (251)
      Accrued vacation pay                              (39,360)     (12,696)        6,900
      Inventory obsolescence reserve                     (7,047)      17,716       (35,779)
      Change in valuation allowance                     256,954        6,559          -
      Other                                             (20,945)     (10,712)       (4,470)
                                                      ---------    ---------     ---------
                                                        628,708      200,096        77,012
      Utilization (benefit) of net operating loss
       carryforwards and credits                       (970,549)      29,190       (49,176)
                                                      ---------    ---------     ---------

                                                     $ (341,841)   $ 229,286     $  27,836
                                                      ---------    ---------     ---------
                                                      ---------    ---------     ---------

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at June 30, 1995 and 1994 were as follows:

                                                     1995           1994
                                                  ----------     ----------
      Current:
      --------
        Allowance for doubtful accounts           $   87,073     $   43,420
        Inventory obsolescence reserve                23,554         30,601
        Accrued liabilities                           73,658         34,298
        Net operating loss carryforwards                -            95,827
        Tax credit carryforwards                        -            77,898
        Valuation allowance                         (184,285)       (34,000)
                                                  ----------     ----------

                                                  $     -        $  248,044
                                                  ----------     ----------
                                                  ----------     ----------
      Non-current:
      ------------
        Capitalized software development costs    $ (979,003)    $ (568,535)
        Property, plant and equipment               (136,727)      (108,089)
        Accrued liabilities                           44,125         52,739
        Amortization of intangibles                   34,000         34,000
        Net operating loss carryforwards           1,023,535           -
        Tax credit carryforwards                     120,739           -
        Valuation allowance                         (106,669)          -
                                                  ----------     ----------
                                                  $     -        $ (589,885)
                                                  ----------     ----------
                                                  ----------     ----------

     The Company has recorded a 100% valuation allowance on the net deferred tax asset since management could not determine that it would be more likely than not that its net operating losses and credits in excess of deferred tax liabilities would be realized. The valuation allowance related to the deferred tax assets increased by $257,000 and $34,000 during the year ended June 30, 1995 and 1994.

     At June 30, 1995 and 1994, for income tax purposes, the Company had net operating loss carryforwards of approximately $3,210,000 and $2,488,000 available to offset regular and alternative minimum taxable income, respectively. For financial statement purposes, these net operating losses were used to the extent necessary to offset temporary differences and reduce deferred tax liabilities. The net operating loss carryforwards expire principally in 2009.

     At June 30, 1995, for income tax and financial statement purposes, the Company had research and development tax credit carryforwards of approximately $121,000 available to offset future income taxes payable. The tax credit carryforwards begin to expire in 2006.

     During the year ended June 30, 1994, for income tax purposes, the Company deducted approximately $101,000 associated with the exercise of certain non-qualified stock options. For financial statement purposes, the tax benefit of $14,850 associated with the non-qualified options deduction has been recorded as additional paid-in capital.

9.   CONVERTIBLE SUBORDINATED DEBENTURES:

     On August 26, 1993, the Company issued convertible subordinated debentures with a face value of $500,000 in exchange for cash. The debentures are due August 31, 1998. Interest accrues on the outstanding principal of the debenture at the rate of 7% per annum and is payable semi-annually on February

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


     28 and August 31 during the term of the debenture. The debenture allows the holder to convert in whole or part the outstanding balance into shares of the Company's common stock at any time during the term of the debenture at a fixed conversion price of $.60 per common share. The Company may, at its option, call the outstanding principal amount of the debentures for redemption at any time after December 31, 1993. As of September 26, 1995, holders of convertible subordinated debentures with face values totaling $300,000 have converted their debentures into common stock, utilizing the conversion feature of their debentures (these conversions are not a part of the public offering discussed below). See Note 14.

     On February 10, 1994, the Company issued convertible subordinated debentures with a face value of $2,500,000 in exchange for all the outstanding stock of IHS (see Note 1). The debentures are due January 31, 1999. Interest accrues on the outstanding principal of the debenture at the rate of 7% per annum and is payable semi-annually on January 31 and July 31 during the term of the debenture. The debenture allows the holder to convert in whole or part the outstanding balance into shares of the Company's common stock at any time during the term of the debenture at a fixed conversion price of $3.23 per common share.

     The above conversion rates are subject to adjustment if (a) the Company pays a dividend or makes a distribution of common shares (b) the Company consolidates or merges into another corporation or (c) sells any common shares (excluding existing stock bonus and option plans) for less than the conversion price if the cumulative value of these transactions exceeds $100,000. On August 15, 1995 the company's Form SB-2 Registration of approximately 6 million shares of common stock for sale to the public became effective with the Securities and Exchange Commission. The Board of Directors of the Company set the price to the public at $0.60 per share.
     As of September 26, 1995, the holders of all convertible debentures due 1999 have canceled their debentures in exchange for common stock being offered through the public offering discussed above (at $0.60 per share). See Note 14.


10.  COMMON STOCK:

     a.   STOCK OPTION PLAN

          The Company has a non-qualified stock option plan for the granting of options to certain key employees. The option exercise price, which is determined by the Board of Directors, is generally based on the fair market value at the date granted.

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


          Outstanding options granted pursuant to the non-qualified stock option plan are as follows:

                                                 Number of     Option Price
                                                   Shares     ($) Per Share
                                                 ---------    -------------
                Outstanding, July 1, 1992        1,371,667      .25 - .75
                         Granted                   200,000         .50
                        Exercised                  (16,667)        .25
                        Canceled                  (110,000)        .25
                                                 ---------
               Outstanding, June 30, 1993        1,445,000      .25 - .75
                        Exercised                 (306,665)     .25 - .35
                        Canceled                   (73,333)     .25 - .50
                                                 ---------
               Outstanding, June 30, 1994        1,065,002      .25 - .75
                         Granted                   525,000      .79 - 1.75
                        Exercised                 (485,000)     .25 - .35
                        Canceled                  (290,001)     .25 - .75
                                                 ---------
               Outstanding, June 30, 1995          815,001      .25 - 1.75
                                                 ---------
               Exercisable, June 30, 1995          795,001      .25 - 1.75
                                                 ---------

          These options generally expire (i) immediately upon termination of the employee for cause, (ii) sixty days after termination without cause, or (iii) ninety days after death or disability of the employee. All options expire three years from the date they become exercisable.

     b.   RESTRICTED STOCK BONUS PLAN

          The Company also has a restricted stock bonus plan for employees under which shares of common stock may be granted to employees at the discretion of the Board of Directors. Shares issued pursuant to this plan are restricted for three years from the date of grant and, in the event of termination, the Company may repurchase these shares at the greater of (i) the book value of said shares as of the purchase date or (ii) the repurchase value of said shares as determined by the Board of Directors at the time said shares were issued. This restriction feature results in unearned stock compensation when the shares are granted. The shares are earned by the employee over a three-year period from the date of grant. The Company amortizes this unearned compensation over the restrictive period. No shares were issued under this plan during the years ended June 30, 1995, 1994 and 1993.

     c.   COMMON STOCK PURCHASE WARRANTS

          During fiscal 1994, the Company issued warrants to purchase up to 15,000 shares of common stock. The warrants were issued to three directors of the Company. The warrants may be exercised at any time prior to February 9, 1996. The exercise price of the warrants is $3.23 per share of common stock.


11.  COMMITMENTS:

     The Company leases certain buildings and office space under noncancellable operating leases which expire at various dates through June 1998, with options to renew through June 2003. Additionally, the Company subleases an office building to an unrelated third party. The Company also maintains a lease

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


     where a free rent period was granted. The accompanying statements of income reflect rent expense on a straight-line basis over the term of the lease. An obligation of approximately $111,853 representing pro rata future payments is reflected in the accompanying balance sheet at June 30, 1995. Total rent expense for the years ended June 30, 1995, 1994 and 1993 was $327,242, $183,373 and $167,786, respectively.


     Future minimum lease payments, net of sublease income, required under operating leases are as follows:

               Year ending June 30,
               --------------------
                       1996                         $281,801
                       1997                          251,692
                       1998                          201,484
                                                    --------
                                                    $734,977
                                                    --------
                                                    --------


12.  EMPLOYEE BENEFIT PLAN:

     Substantially all of the employees of IHS are covered by a 401(k) defined contribution benefit plan. The plan provides for employee tax-deferred contributions of up to 15% of eligible compensation. IHS matches 50% of employee contributions with a maximum contribution of 3% of the employees' eligible compensation. For the years ended June 30, 1995 and 1994, IHS made contributions to the benefit plan of approximately $19,000 and $21,000.

     Effective July 1, 1995, the Company established a new 401(k) plan to cover all employees of the Company. The assets and participants in the IHS plan will be transferred to the new plan, which will have no impact on their vested and non-vested account balances. The new plan will be essentially the same as the IHS plan with the exception that the Company will initially make no matching contributions to the plan. The plan permits matching contributions by the Company, if and when they are approved by the Board of Directors.

13.  RELATED PARTY TRANSACTIONS:

     Subsequent to year end, the company entered into a consulting agreement with August Systems, to provide programming assistance in connection with the SM*RT Practice system and current releases. The Company pays an hourly rate for actual hours worked at a rate commensurate with that which would be paid for non-affiliated persons with similar background and experience.

     During the year ended June 30, 1995 and 1994, the Company had sales of approximately $92,000 and $71,000 to related parties. The Company purchased medical insurance for the benefit of it's employees from a related party. Medical insurance payments totaled approximately $149,000 per year for each of the years ended June 30, 1995 and 1994.

     The Chairman of the Board and Chief Executive Officer has received in addition to his salary, a consulting fee in the amount of $60,000 and $55,000 for the years ended June 30, 1995 and 1994.

                               WISMER*MARTIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----


14.  SUBSEQUENT EVENTS:

     On August 15, 1995, the Company's Form SB-2 Registration of $6,066,667 shares of common stock for the sale to the public became effective with the Securities and Exchange Commission. The Board of Directors set the offering price at $0.60 per share on August 21, 1995. As of September 26, 1995, the Company has sold approximately 5.5 million shares. Consideration received includes $2.5 million of convertible debentures and approximately $794,000 of cash.

     As of September 26, 1995, holders of $300,000 worth of convertible subordinated debentures due 1998 have elected to convert their debentures into common stock, pursuant to the conversion priveledge contained in their debentures (see Note 9).

     The following schedule presents, on a pro-forma basis, a condensed consolidated balance sheet at June 30, 1995, giving effect to the results of public stock offering as of September 26, 1995, and the conversion of $300,000 of convertible subordinated debentures discussed above, as if these events would have occurred on that date.

                                       Condensed                      Condensed
                                      Consolidated                   Consolidated
                                       Historical      Pro-Forma       Pro-Forma
                                      June 30, 1995   Adjustment     June 30, 1995
                                    ----------------------------------------------
                                    ----------------------------------------------
       Cash                             $   91,225     $  793,842    $  855,067

       Other current assets              1,225,143           -        1,225,143
                                        ----------     ----------    ----------

       Total current assets              1,316,368        793,842     2,110,210

       Non-current assets                4,930,795       (100,000)    4,830,795
                                        ----------     ----------    ----------

       Total Assets                     $6,247,163     $  693,842    $6,941,005
                                        ----------     ----------    ----------
                                        ----------     ----------    ----------

       Total current liabilities        $4,006,526     $     -       $4,006,526

       Convertible subordinated
       debentures                        3,000,000     (2,800,000)      200,000

       Other non-current
       liabilities                       1,034,261           -        1,034,261
                                         ----------     ---------    ----------

       Total liabilities                 8,040,787     (2,800,000)    5,240,787

       Stockholders' equity
       (deficit)                        (1,793,624)     3,493,842     1,700,218
                                        ----------    -----------    ----------

       Total liabilities and
       stockholders' equity (deficit)   $6,247,163    $   693,842    $6,941,005
                                        ----------    -----------    ----------
                                        ----------    -----------    ----------

     The pro-forma adjustment shows the consideration received by the Company in exchange for the common stock.

     Non-current assets (historical basis) at June 30, 1995 include $100,000 of deferred offering costs which are reclassified to stockholders' equity upon completion of the offering.

     The pro-forma effects of the stock offering on the company's results of operations for the year ended June 30, 1995, assuming the offering had occurred on July 1, 1994, would be a $196,000 decrease to the reported net loss due to the forgone interest expense on the converted debentures. The 1995 loss per share on a pro-forma basis would be $.07 per share.