Form 10KSB/A
period 1995-06-30
WISMER MARTIN INC
filed 1995-10-12
CIK 791260

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-KSB/A

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

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year were $10,482,215

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
      During the fiscal year ended June 30, 1995, the following persons were subject to the filing requirements of section 16 and were late in filing forms required by section 16:

      Mr. Perez was late in filing two Form 4's reporting the issuance of options to him.

      Mr. Campbell was late in filing three Form 4's relating to his appointment as an executive officer and the issuance of options to him.

      Mr. Willford was late in filing three Form 4's relating to his appointment as an executive officer and the issuance of options to him.

      Mr. Hatch, Ms. Hatch, Mr. Wilson and Mr. Magliaro have not timely filed the forms required upon their termination as executive officers of the Company.

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized September 28, 1995.


                                                             WISMER*MARTIN, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


---------------------------------------                     -----------------------------------------
Ronald L. Holden                Date                        John F. Perez                     Date
Chief Executive Officer,                                    President, Chief Operating Officer,
Chairman of the Board and Director                          and Director


---------------------------------------                     -----------------------------------------
Douglas A. Willford             Date                        Clarence H. Barnes, Ph.D.         Date
Chief Financial Officer                                     Director
(Principal Financial and Accounting Officer)


---------------------------------------                     -----------------------------------------
Glen E. Martin                  Date                        William D. Engel                  Date
Director                                                    Director
