Form 10KSB/A
period 1995-06-30
WISMER MARTIN INC
filed 1995-10-23
CIK 791260

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-KSB/A

                                  Amendment No. 2

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
Glen E. Martin                  Date                        William D. Engel                  Date
Director                                                    Director

                     WISMER*MARTIN, INC.
                         FORM 10-KSB
                        JUNE 30, 1995

                         ----------
                      INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION OF EXHIBIT

3.1            Amended and Restated Articles of
               Incorporation of Professional Software
               Associates, Inc., filed as Exhibit 3.1 of
               Small Business Issuer's Form 10 filed as of
               May 19, 1989, is incorporated herein by
               reference.

3.2 Articles of Amendment of the Articles of Incorporation of Professional Software
               Associates, Inc., filed as Exhibit 3.1 of
               Small Business Issuer's Form 10 filed as of
               May 19, 1989 is incorporated herein by
               reference.

3.3 Articles of Amendment of Wismer*Martin, Inc., filed as Exhibit 3.2 of Small Business
               Issuer's Form 10 filed as of May 19, 1989 is incorporated herein by reference.

3.4 Bylaws of the Company as currently in effect, filed as Exhibit 3.2 of Small Business
               Issuer's Form 10-KSB for the year ended June
               30, 1993, is incorporated herein by
               reference.

10.1 Non-Qualified Stock Option to Purchase Shares of Wismer*Martin, Inc. (Amended June 27,
               1995) issued to Douglas Willford for 100,000 shares.

10.1(a) Non-Qualified Stock Option to Purchase Shares of Wismer*Martin, Inc. (Amended June 27,
               1995) issued to John F. Perez for 200,000 shares. Document not included as the form of the document is identical to the document included in 10.1.

10.1(b) Non-Qualified Stock Option to Purchase Shares of Wismer*Martin, Inc. (Amended June 27,
               1995) issued to William E. Campbell, III for
               200,000 shares. Document not included as the form of the document is identical to the document included in 10.1.

27             Financial Data Schedule