Form 10-Q
period 1995-09-30
WISMER MARTIN INC
filed 1995-11-20
CIK 791260

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                 FORM 10-QSB


(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1995

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________________ to _____________

                       Commission File Number 0-17478

                             WISMER*MARTIN, INC.
     (Exact name of small business issuer as specified in its charter)


            WASHINGTON                                   91-1196514
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)


                             N. 12828 NEWPORT HIGHWAY
                          MEAD, WASHINGTON  99021-9988
                    (Address of principal executive offices)

                                 (509) 466-0396
                          (Issuer's telephone number)

-------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                  APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 1, 1995, THERE WERE 16,325,461 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.001, WHICH IS THE ONLY CLASS OF COMMON OR VOTING STOCK OF THE REGISTRANT.

   Transitional Small Business disclosure Format (check one):
Yes ___;  No _X_

                             WISMER*MARTIN, INC.

                                FORM 10-QSB

                 FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                 -------------


                                   I N D E X

                                                                           Page
                                                                           ----
PART I  -  Financial Information

Item 1  -  Consolidated Balance Sheets as of September 30, 1995
            and June 30, 1995............................................   1

        -  Consolidated Statements of Operations for the Three Months
            Ended September 30, 1995 and 1994............................   2

        -  Consolidated Statements of Cash Flows for the Three Months
            Ended September 30, 1995 and 1994............................   3

        -  Notes to Consolidated Financial Statements....................  4-5

Item 2  -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  6-9

PART II -  Other Information.............................................   10

                             WISMER*MARTIN, INC.
                         CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1995 AND JUNE 30, 1995
                                 (UNAUDITED)

                                                  September 30,      June 30,
                                                      1995            1995
                                                  -------------    -----------
                      ASSETS
Current assets:
  Cash and cash equivalents                        $   135,776    $    91,225
  Trade receivables, net of allowance for doubtful
     accounts of $73,971 and $255,647                  924,189        854,474
  Unbilled costs and expenses                           11,300         37,800
  Inventories                                          175,801        184,803
  Prepaids and other assets                            264,978        148,066
                                                   -----------    -----------
     Total current assets                            1,512,044      1,316,368
Property, plant and equipment, net                   1,537,024      1,802,139
Software development costs, net of accumulated
  amortization of $1,757,130 and $1,491,918          3,053,397      2,879,421
Other assets, net of accumulated amortization
  of $241,055 and $206,637                             115,015        249,235
                                                   -----------    -----------
     Total assets                                  $ 6,217,480    $ 6,247,163
                                                   -----------    -----------
                                                   -----------    -----------

  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Notes payable to bank                            $   385,300    $   583,964
  Accounts payable                                     716,429        863,110
  Accrued wages and related taxes                      301,941        351,562
  Other accrued liabilities                            167,550        184,516
  Deferred revenue                                   1,856,827      1,922,539
  Long-term debt, due within one year                   34,937         70,335
  Obligations under capital leases, due within
    one year                                            26,071         30,500
                                                   -----------    -----------
     Total current liabilities                       3,489,055      4,006,526
Other liabilities                                       78,408         86,984
Long-term debt, due after one year                     765,446        879,662
Convertible subordinated debentures                      --         3,000,000
Obligations under capital leases, due after
  one year                                              41,064         67,615
                                                   -----------    -----------
     Total liabilities                               4,373,973      8,040,787
                                                   -----------    -----------
Commitments
Stockholders' Equity (Deficit):
  Common stock, $.001 par value 20,000,000 shares
    authorized:
     16,325,461 and 9,847,625 shares issued
       and outstanding                                  16,325          9,848
  Additional paid-in capital                         4,947,357      1,203,809
  Excess purchase price of acquired subsidiary      (2,533,308)    (2,533,308)
  Retained earnings (deficit)                         (586,867)      (473,973)
                                                   -----------    -----------
     Stockholders' equity (deficit)                  1,843,507     (1,793,624)
                                                   -----------    -----------
   Total liabilities and stockholders' equity
    (deficit)                                      $ 6,217,480    $ 6,247,163
                                                   -----------    -----------
                                                   -----------    -----------

          See accompanying notes to consolidated financial statements.

                                WISMER*MARTIN, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                    (UNAUDITED)

                                                    1995              1994
                                                ------------      ----------
Net Sales
  Software license fees                         $   259,855       $1,121,434
  Equipment, software and supplies sales            299,184          649,105
  Software and hardware maintenance contracts     1,034,147          945,901
  Service revenue                                   475,263          867,830
  Discounts                                        (130,934)        (260,998)
                                                ------------      ----------
Net Sales                                         1,937,515        3,323,272
                                                ------------      ----------
Operating Expenses:
  Cost of software license fees                     114,037          148,130
  Cost of equipment, software and supplies sold     200,992          483,884
  Cost of support and operations                    524,049          743,348
  Selling and marketing                             265,830          581,948
  General and administrative                        659,294          958,783
  Product research, development and
   enhancements                                     522,434          631,604
  Capitalized software development costs           (264,415)        (360,471)
                                                ------------      ----------
  Total operating expenses                        2,022,221        3,187,226
                                                ------------      ----------
Operating Income (loss)                             (84,706)         136,046
                                                ------------      ----------
Other Income (Expense):
  Interest income                                     3,182            5,496
  Interest expense                                  (89,570)         (82,601)
                                                ------------      ----------
  Total Other Income (Expense)                      (86,388)         (77,105)
                                                ------------      ----------
Income (Loss) Before Income Taxes                  (171,094)          58,941
Income Tax Expense (Benefit)                        (58,200)          18,272
                                                ------------      ----------
Net income (loss)                               $  (112,894)      $   40,669
                                                ------------      ----------
Net Income (Loss) Per Share                     $     (0.01)      $      Nil
                                                ------------      ----------
Weighted average common shares outstanding       13,086,543        9,726,365
                                                ------------      ----------

          See accompanying notes to consolidated financial statements.

                                WISMER*MARTIN, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                    (UNAUDITED)

                                                         1995         1994
                                                    ------------   ---------
Cash flows from operating activities:
Net income (loss)                                   $  (112,894)   $  40,669
Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Depreciation and amortization                         439,980      319,333
  Provision for bad debts                                  --         18,767
  Loss on property, plant and equipment disposal        (11,672)        --
  Change in operating assets and liabilities:
    Trade receivables                                   (69,715)    (107,685)
    Unbilled costs and expenses                          26,500       19,550
    Inventories                                           9,002      213,572
    Prepaids and other assets                          (116,912)      31,948
    Accounts payable                                   (146,681)    (629,040)
    Accrued wages and related taxes                     (49,621)    (142,244)
    Other accrued liabilities                           (16,966)    (159,020)
    Income taxes payable                                   --         19,289
    Deferred revenue                                    (65,712)     (65,509
    Other liabilities                                    (8,577)     (22,661)
                                                    ------------   ---------
Net cash used by operating activities                  (123,267)    (463,032)
                                                    ------------   ---------
Cash flows from investing activities
  Proceeds from disposition of property,
   plant and equipment                                  155,286         --
  Purchase of property, plant and equipment             (28,948)    (157,450)
  Additions to software development costs              (429,088)    (382,971)
                                                    ------------   ---------
Net cash used in investing activities                  (302,750)    (566,372)
                                                    ------------   ---------
Cash flows from financing activities
  Payment of long-term debt                            (149,614)     (18,841)
  Proceeds from issuance of common stock                849,826      120,000
  Payments under capital lease obligations              (30,980)      (4,790)
  Net proceeds (payments) on notes payable
   to bank                                             (198,664)     447,607
                                                    ------------   ---------
Net cash provided by financing activities                470,568     543,976
                                                    ------------   ---------
Net increase (decrease) in cash and cash
 equivalents                                              44,551    (485,429)
Cash and cash equivalents at beginning of period          91,225     588,349
                                                    ------------   ---------
Cash and cash equivalents at end of period          $    135,776   $ 102,920
                                                    ------------   ---------
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
    Interest                                        $    171,788   $ 125,267
                                                    ------------   ---------
    Income taxes                                    $      --      $    --
                                                    ------------   ---------
Noncash financing activities:
  Conversion of convertible subordinated
   debentures to common stock                       $    500,000   $    --
                                                    ------------   ---------

  Subordinated debentures accepted as
   consideration for common stock                   $  2,500,000   $    --
                                                    ------------   ---------
                                                    ------------   ---------


          See accompanying notes to consolidated financial statements.

                             WISMER*MARTIN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

1.   COMPANY ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements fhould be read in conjunction with the financial statements and related notes included in the Company's 1995 Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

2.   CONVERTIBLE SUBORDINATED DEBENTURES:

     On August 26, 1993, the Company issued convertible subordinated debentures with a face value of $500,000 in exchange for cash. The debentures are due August 31, 1998. Interest accrues on the outstanding principal of the debenture at the rate of 7% per annum and is payable semi-annually on February 28 and August 31 during the term of the debenture. The debenture allows the holder to convert in whole or part the outstanding balance into shares of the Company's common stock at any time during the term of the debenture at a fixed conversion price of $.60 per common share. The Company may, at its option, call the outstanding principal amount of the debentures for redemption at any time after December 31, 1993. As of November 1, 1995, all of the holders of these convertible subordinated debentures have converted their debentures into common stock, utilizing the conversion feature of their debentures.

     On February 10, 1994, the Company issued convertible subordinated debentures with a face value of $2,500,000 in exchange for all the outstanding stock of Integrated Health Systems, Inc. ("IHS"). The debentures are due January 31, 1999. Interest accrues on the outstanding principal of the debenture at the rate of 7% per annum and is payable semi-annually on January 31 and July 31 during the term of the debenture. The debenture allows the holder to convert in whole or part the outstanding balance into shares of the Company's common stock at any time during the term of the debenture at a fixed conversion price of $3.23 per common share.

     The above conversion rates are subject to adjustment if (a) the Company pays a dividend or makes a distribution of common shares (b) the Company consolidates or merges into another corporation or (c) sells any common shares (excluding existing stock bonus and option plans) for less than the conversion price if the cumulative value of these transactions exceeds $100,000. On August 15, 1995 the company's Form SB-2 Registration of approximately 6 million shares of common stock for sale to the public became effective with the Securities and Exchange Commission. The Board of Directors of the Company set the price to the public at $0.60 per share. As of September 26, 1995, the holders of all of these convertible subordinated debentures have canceled their debentures in exchange for common stock being offered through the public offering, at $0.60 per share.

                             WISMER*MARTIN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


3.   STOCK OFFERING:

     On August 15, 1995, the Company's Form SB-2 Registration of 6,066,667 shares of common stock for the sale to the public became effective with the Securities and Exchange Commission. The Board of Directors set the offering price at $0.60 per share on August 21, 1995.

4.   RECLASSIFICATIONS:

     Certain financial statement amounts have been reclassified to conform to the current period's presentation. These reclassifications have no effect on the net loss or retained earnings opreviously reported.

5.   NET INCOME (LOSS) PER SHARE:

     The computation of net income (loss) per share in each period is based on the weighted average number of common shares outstanding. When dilutive stock options, debentures and warrants are included as share equivalents using the treasury stock method, fully diluted net income
     (loss) per common share is not materially different from primary net income (loss) per common share.

                             WISMER*MARTIN, INC.

                                  -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO THE QUARTER ENDED
SEPTEMBER 30, 1994

     The Company's fiscal year ends on June 30. In the following discussion, the quarters ended September 30, 1995 and 1994 are the first quarters of the Company's fiscal years ending June 30, 1996 and 1995. These are referred to as 1Q 96 and 1Q 95, respectively.

RESULTS OF OPERATIONS

     SALES
     Net sales for 1Q 96 were $1,937,515, representing a decrease of $1,385,757 or 41.7% from 1Q 95. This decrease is due primarily to reduced large network/system sales of $772,000. There were no corresponding network sales in 1Q 96. These sales are high-dollar transactions which do not occur ratably from quarter to quarter. Since there is no incremental "cost" to these sales, the periods in which these sales are reported tend to distort the relationship between cost of systems sold and sales.

     OPERATING EXPENSES
     The cost of software license fees was $114,037 for 1Q 96 which represents a decrease of $34,000 or 23% from 1Q 95. Enhancements have been made to the SM*RT Practice product, which have increased the marketability and extended the life of this product. Thus, the unamortized costs associated with the previous version of this product have been added to the costs of enhancement and amortized over the estimated economic life of the new version (five years), consistent with the Company's policy for software development costs.

     The cost of equipment, software and supplies sold was $200,992 which is a decrease of $283,000 or 59% from 1Q 95. Approximately $224,000 (46%) of this reduction represents a decrease in sales volume, while the balance of $59,000 (13%) is the result from increased margins on sales made.

                             WISMER*MARTIN, INC.

                                  -----------

     Cost of support and operations was $524,049 for 1Q 96, which represents a decrease of $219,299 or 30% from 1Q 95. This is the result of a decrease of approximately 20 employees in this area. Of the 20 employees, approximately 5 were transferred to "Product research, development and enhancements." The rest of the reductions came through attrition, and were not replaced. Many of the employees that left were technical personnel who are no longer needed due to:
(1) a reduction in new sales of software license contracts (and thus a reduction in the number of personnel required for installation), and (2) product improvements which have reduced the need for technical personnel to assist with software support.

     Selling and marketing expenses were $265,830 for 1Q 96, which represents an decrease of $316,118 or 54% from 1Q 95. This decrease results form a reduction in the number of sales and marketing personnel assigned to a major customer contract contract in 1Q 96 when compared to 1Q 95. A substantial portion of the additional expense in 1Q 95 was funded through the customer contract, which corresponds to the $392,567 (45%) decrease in service revenues from 1Q 95 to 1Q 96.

     Product research, development and enhancement costs decreased $109,170 or 17% for 1Q 96 as compared to 1Q 95. This decrease is the result of a reduction in the number of personnel devoted to enhancing the Company's existing products and developing new products.

     The amount of expenses capitalized as software development costs for 1Q 96 were $264,415 as compared to $360,471 for 1Q 95. This decrease of $96,056 or 27% is due to the reduced staffing level in product research, development and enhancements. Although there has been a decrease in the personnel assigned to product enhancements, the percentage of enhancement costs capitalized has remained fairly consistent: 51% for 1Q 96 and 57% for 1Q 95.

     General and administrative expenses were $659,294 for 1Q 96 which represents a decrease of $299,489 (31%) from the $958,783 incurred for 1Q 95. This reduction reflects the success of the Company's efforts to control overhead expenses such as executive salaries and rent expense. This reduction program is discussed more fully in the "Financial Condition and Liquidity" section of the Company's Form SB-2 filed August 15, 1995 and Form 10-KSB for the fiscal year ended June 30, 1995.

     Interest expense has increased $6,855 or 8% from 1Q 95 to 1Q 96. This increase results from: 1) an increase in the interest rate on the Company's line of credit of 1% per year (see "Line of Credit" included in the Company's Form 10-KSB for the fiscal year ended June 30, 1995), and 2) an increase in the average outstanding balance of the line of credit ($223,500 for 1Q 95 as compared to $484,600 in 1Q 96). Based on the elimination of $3 million of convertible subordinated debentures as of September 30, 1995, the Company expects interest expense for the fiscal year ending June 30, 1996 to be approximately $150,000 less than was recorded for the fiscal year ended
June 30, 1995.

     During 1Q 96, the Company reported an income tax benefit of $58,200 as compared to an income tax provision of $18,272 in 1Q 95. The 1Q 96 benefit is due to the creation of net operating loss carryforwards resulting from the 1Q 96 net operating loss which the Company believes will be available to offset the future reversal of temporary differences created by software development costs and other items which give rise to deferred tax liabilities. The remaining net deferred tax asset is offset 100% by a valuation allowance as management could not determine that it was more likely than not that this asset would be realized.

     The various factors discussed above resulted in a net loss of $112,894 ($0.01 per share) for 1Q 96, as compared to a net income of $40,669 (less than $0.01 per share) for the 1Q 94.

                             WISMER*MARTIN, INC.

                                  -----------

FINANCIAL CONDITION AND LIQUIDITY

During the quarter ended September 30, 1995, cash and cash equivalents increased approximately $45,000. The largest source of cash to the Company during the 1Q 96 was the public stock offering ($850,000). The proceeds of the offering were primarily used to: 1) fund the additions to software development costs of $429,000; 2) reduce the outstanding balance on the note payable to bank by $199,000; 3) fund operations and purchase property, plant and equipment by $123,000 and $29,000, respectively; with the balance generating a $45,000 increase in cash at the end of the period. The overall increase in the Company's cash position was the result of cash used by operating activities of $123,000; cash used in investing activities of $303,000 and cash provided by financing activities of $471,000. The significant components of cash used by operating activities include a profit for the quarter (after adjusting the net loss for noncash items including depreciation and amortization of $440,000, provision for bad debts of $118,000 and the gain on the disposal of property, plant and equipment of $12,000) of $433,000, an increase in trade receivables of $187,000, an increase in prepaids and other assets of $117,000, and a decrease in accounts payable of $147,000. Significant components of cash used in investing activities include investment in software development costs of $429,000, reduced by the proceeds from the disposition of property, plant and equipment of $155,000. Cash provided by financing activities consists of $3,350,000 received through the public stock offering, offset by the reduction of $2,500,000 of convertible subordinated debentures, repayment of a loan secured by the property, plant and equipment disposed of in the current quarter in the amount of $150,000, and a reduction in the amount owed to the bank under the Company's revolving line of credit by $199,000.

During the quarter ended September 30, 1994, cash and cash equivalents decreased approximately $485,000. The largest source of cash to the Company during the first quarter of last fiscal year was the Company's revolving line of credit, which provided $448,000, while the greatest single use of cash was the investment in software development costs of $383,000. The overall decrease in the Company's cash position was the result of cash used by operating activities of $463,000; cash used in investing activities of $566,000 and cash provided by financing activities of $544,000. The significant components of cash used by operating activities include a profit for the quarter of $379,000 (after adjustment for noncash items including depreciation and amortization of $319,000 and provision for bad debts of $19,000), an increase in trade receivables of $108,000, a decrease in inventories of $214,000, and decreases in accounts payable, accrued wages and other accrued expenses totaling $930,000. Significant components of cash used in investing activities include investment in software development costs of $383,000and purchase of property, plant and equipment of $157,000. Cash provided by financing activities consists primairly of borrowings on the Company's revolving line of credit of $448,000 and proceeds from the issuance of common stock totaling $120,000.

To date, the Company's primary sources of liquidity have been internally generated funds, the sale of the subordinated convertible debentures and its operating line of credit, of which $370,000 was outstanding at September 30, 1995. On a short-term basis, the Company's liquidity has been aided by its recent stock offering, but is dependent on the continued availability of the line of credit with the bank, software and hardware maintenance contracts which provide over $300,000 in monthly revenues, and continued sales to new customers as well as upgrade sales to existing customers. See the discussion of the Company's contingency plans below. On a long-term basis, liquidity has also been enhanced by the successful completion of the offering (the Company will no longer be required to make interest payments on the debentures and will not have to use its cash to pay off these notes in the next four years). Other long-term measures being considered to further develop liquidity are: the sale or refinancing of the Company's office building in Spokane, Washington (having equity of approximately $800,000) and discussions with GTE indicate a possible alliance between the two firms which would provide increased opportunities for future

                             WISMER*MARTIN, INC.

                                  -----------

sales, the development of strategic alliances and joint venture partners, and potential funding of future software development efforts.

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

If, however, the Company's short-term liquidity needs are not met through the stock offering and the reduction of debt, alternative measures will have to be taken by the Company in order to ensure that the remaining sources of liquidity are not exceeded by cash requirements. Alternative measures that would be considered would rely heavily on further expense reductions, principally in the form of salaries and benefits, in the areas of product development and enhancements, and network (PHN) sales staff. While expenditures in these areas enhance the Company's long-term growth potential, they do not provide short-term liquidity. The Company would also look to reduce overhead expenses while seeking to preserve the customer base which provides software and hardware maintenance contracts (a source of high-margin revenues). Management believes that, should they become necessary, these cost-reduction efforts will be successful in reducing expenditures to match the Company's reduced availability of liquidity until the Company has the opportunity to take advantage of its long-term liquidity opportunities.

                             WISMER*MARTIN, INC.

                        PART II - OTHER INFORMATION

                                  -----------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS  INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------
   27          Financial Data Schedule


 (b)   REPORTS ON FORM 8-K

       A report on Form 8-K was filed on September 7, 1995 disclosing the Company's achievement of debt and equity requirments by its bank under the terms of the revolving line of credit between the Company and its lender.


                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WISMER-MARTIN, INC.
                                       ------------------------
                                             (Registrant)


Date:   11/17/95           /s/ Douglas A. Willford
                         ----------------------------
                           Douglas A. Willford
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer)