Form 10QSB
period 1995-12-31
WISMER MARTIN INC
filed 1996-01-30
CIK 791260

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington,  D.C.  20549

                             FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended DECEMBER 31, 1995

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from [_______] to [_______]

                             Commission File Number 0-17478

                                    WISMER*MARTIN, INC.
           (Exact name of small business issuer as specified in its charter)


                                       WASHINGTON
              (State or other jurisdiction of incorporation or organization)

                                      91-1196514
                          (IRS Employer Identification No.)


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  [X];                 No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF JANUARY 1, 1996, THERE WERE 16,325,461 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.001, WHICH IS THE ONLY CLASS OF COMMON OR VOTING STOCK OF THE REGISTRANT.

     Transitional Small Business disclosure Format (check one):
                       Yes  [ ];                 No  [X]

                            WISMER*MARTIN, INC.

                              FORM 10-QSB

                   FOR THE QUARTER ENDED DECEMBER 31, 1995



                                   I N D E X

                                                                          Page
                                                                          ----
PART I - Financial Information

   Item 1   -   Consolidated Balance Sheets as of December 31, 1995
                and June 30, 1995 . . . . . . . . . . . . . . . . . . . . .  1

            - Consolidated Statements of Operations for the Three and Six Month Periods Ended December 31, 1995 and 1994 . . . 2

            -   Consolidated Statements of Cash Flows for the Six Month Periods
                Ended December 31, 1995 and 1994 . . . . . . . . . . . . . . 3

            -   Notes to Consolidated Financial Statements . . . . . . . . 4-5

  Item 2    -   Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . . .  6-7

PART II - Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 8

                             WISMER*MARTIN, INC.
                        CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1995 AND JUNE 30, 1995



                                                                December 31,      June 30,
                                                                  1995             1995
                                                                ------------     ----------
                                                                (Unaudited)       (Audited)

                                 ASSETS
Current Assets:
  Cash and cash equivalents                                     $   776,174     $    91,225
  Trade receivables, net of allowance for doubtful
    accounts of $48,000 and $255,647                                785,650         854,474
  Unbilled costs and expenses                                       211,250          37,800
  Inventories                                                       116,287         184,803
  Prepaids and other assets                                          99,396         148,066
                                                                 ----------        --------

        Total current assets                                      1,988,757       1,316,368
Property, plant and equipment, net                                1,422,629       1,802,139
Software development costs, net of accumulated amortization
    of $1,745,297 and $1,491,918                                  3,239,208       2,879,421
Other assets, net of accumulated amortization of $220,098
    and $206,637                                                     90,971         249,235
                                                                 ----------      ----------

    Total assets                                                $ 6,741,565     $ 6,247,163
                                                                -----------     -----------
                                                                -----------     -----------


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Note payable to bank                                          $      -        $   583,964
  Accounts payable and accrued expenses                             426,432         863,110
  Accrued wages and related taxes                                   264,783         351,562
  Other accrued liabilities                                          97,386         184,516
  Deferred revenue                                                2,135,239       1,922,539
  Long-term debt, due within one year                                34,937          70,335
  Obligations under capital leases, due within one year              27,751          30,500
                                                               ------------     -----------
      Total current liabilities                                   2,986,528       4,006,526

Other liabilities                                                    67,565          86,984
Long-term debt, due after one year                                  756,946         879,662
Convertible subordinated debentures                                  -            3,000,000
Obligations under capital leases, due after one year                 37,648          67,615
                                                               ------------     -----------
        Total liabilities                                         3,848,687       8,040,787
                                                               ------------     -----------
                                                               ------------     -----------

Stockholders' Equity (Deficit):
  Common stock, $0.001 par value 20,000,000 shares authorized;
     16,325,461 and 9,847,625 shares issued and outstanding          16,325           9,848
  Additional paid-in capital                                      4,881,190       1,203,809
  Excess purchase price of acquired subsidiary                   (2,533,308)     (2,533,308)
  Retained earnings (deficit)                                       528,671        (473,973)
                                                               ------------      -----------
        Total stockholders' equity (deficit)                      2,892,878       (1,793,624)
                                                               ------------      -----------

  Total liabilities and stockholders' equity (deficit)          $ 6,741,565      $ 6,247,163
                                                               ------------      -----------
                                                               ------------      -----------

                  See accompanying notes to consolidated financial statements.

                                  WISMER*MARTIN, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1995 AND 1994

                                                 Three Months Ended             Six Months Ended
                                                      December 31,                 December 31,
                                                  1995           1994           1995            1994
                                              ------------   -----------    -----------     -----------
                                               (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)

Net Sales:
  Software license fees                        $ 1,734,816    $  446,465    $1,994,671      $1,567,899
  Equipment, software and supplies sales           405,206       796,354       704,390       1,445,459
  Software and hardware maintenance contracts    1,012,115       956,404     2,046,262       1,902,305
  Service revenue                                  450,225       738,977       925,488       1,606,807
  Discounts                                       (153,828)     (414,698)     (284,762)       (675,696)
                                                 ----------    ----------    ----------     ----------
Net Sales                                        3,448,534     2,523,502     5,386,049       5,846,774
                                                 ----------    ----------    ----------     ----------
Operating Expenses:
  Cost of software license fees                    129,242       148,113       243,279         296,243
  Cost of equipment, software and supplies
    sold                                           327,768       542,475       528,760       1,026,359
  Cost of support and operations                   547,928       813,886     1,071,977       1,557,234
  Selling and marketing                            382,685       686,578       648,515       1,268,526
  Product research, development and
    enhancements                                   503,071       666,773     1,025,505       1,298,377
  Less: amount capitalized related to
    enhancements                                  (282,052)     (427,513)     (546,467)       (787,984)
  General and administration                       646,241     1,069,051     1,305,535       2,027,834
                                               -----------   -----------    ----------      ----------
  Total operating expense                        2,254,883     3,499,363     4,277,104       6,686,589
                                               -----------   -----------    ----------      ----------
Operating Income (Loss)                          1,193,651      -975,861     1,108,945        -839,815
                                               -----------   -----------    ----------      ----------
Other Income (Expense):
  Interest income                                    7,586         6,056        10,768          11,553
  Interest expense                                 (27,500)      (89,457)     (117,070)       (172,058)
                                               -----------   ----------     ----------      ----------
  Total other income (expense)                     (19,914)      (83,401)     (106,302)       (160,505)
                                               -----------   -----------     ----------     ----------
Income (Loss) Before Income Tax Provision        1,173,737    (1,059,262)    1,002,643      (1,000,320)

Income Tax Expense (Benefit)                        58,200      (361,134)                     (342,862)
                                               -----------   -----------    ----------      -----------
Net Income (Loss)                              $ 1,115,537   $  (698,128)   $1,002,643      $ (657,458)
                                               -----------   -----------    ----------      -----------
                                               -----------   -----------    ----------       ----------

Net Income (Loss) Per Share                    $      0.07   $     (0.07)   $     0.07     $    (0.07)
                                               -----------   -----------    ----------     ----------
                                               -----------   -----------    ----------     ----------

Weighted average common shares outstanding      16,325,461     9,846,306    14,172,536      9,605,767
                                               -----------   -----------    ----------     ----------
                                               -----------   -----------    ----------     ----------


                  See accompanying notes to consolidated financial statements.

                            WISMER*MARTIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1995 AND 1994


                                                                      1995          1994
                                                                   ----------    ----------
                                                                   (Unaudited)   (Unaudited)

Cash flows from operating activities:
Net income (loss)                                                  $1,002,643    $ (657,458)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
  Depreciation and amortization                                       593,513       578,921
  Loss on disposal of property, plant and equipment                   (11,672)         -
  Change in operating assets and liabilities:
      Trade receivables                                                68,824       471,697
      Unbilled costs and expenses                                    (173,450)       28,250
      Inventories                                                      68,516       270,814
      Prepaids and other assets                                        48,670      (334,720)
      Accounts payable                                               (436,678)     (440,209)
      Accrued wages and related taxes                                 (86,779)     (162,826)
      Other accrued liabilities                                       (87,130)      (35,988)
      Deferred revenue                                                212,700        21,985
      Other liabilities                                               (19,419)      (23,945)
                                                                   ----------     ---------
        Net cash provided by (used in) operating activities         1,179,738      (283,479)
                                                                   ----------     ---------
Cash flows from investing activities:
  Proceeds from disposition of property, plant and equipment          155,323         -
  Purchase of property, plant and equipment                           (55,911)     (269,069)
  Additions to software development costs                            (603,067)     (832,984)
  Purchase of other assets                                                -         (25,951)
                                                                   ----------   -----------
        Net cash used in investing activities                        (503,655)   (1,128,004)
                                                                   ----------   -----------
Cash flows from financing activities
  Payment of debt obligations                                        (160,863)      (72,464)
  Net proceeds from issuance of common stock                          783,660       121,750
  Payments under capital lease obligations                            (29,967)      (10,760)
  Net proceeds (payments) on note payable to bank                    (583,964)     (900,605)
                                                                   ----------    ----------
  Net cash provided by financing activities                             8,866       939,131
                                                                   ----------    ----------

Net increase (decrease) in cash and cash equivalents                  684,949      (472,352)
Cash and cash equivalents at beginning of period                       91,225       588,349
                                                                   ----------    ----------
Cash and cash equivalents at end of period                          $ 776,174    $  115,997
                                                                   ----------    ----------
                                                                   ----------    ----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                    $  202,807   $  156,679
                                                                    ----------   ----------
                                                                    ----------   ----------

        Income taxes                                                $    -       $    -
                                                                    ----------   ----------
                                                                    ----------   ----------

Noncash financing activities:
  Conversion of convertible subordinated debentures to equity         $500,000   $   -
                                                                    ----------   ----------
                                                                    ----------   ----------

  Subordinated debentures accepted as consideration                 $2,500,000   $    -
  for common stock                                                  ----------   ----------
                                                                    ----------   ----------


                  See accompanying notes to consolidated financial statements.

                            WISMER*MARTIN, INC.
                 PART I - FINANCIAL INFORMATION, Continued
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               -----------



1.   COMPANY ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

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

                            WISMER*MARTIN, INC.
                 PART I - FINANCIAL INFORMATION, Continued
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               -----------




3.   STOCK OFFERING:

     On August 15, 1995, the Company's Form SB-2 Registration of 6,066,667 shares of common stock for the sale to the public became effective with the Securities and Exchange Commission. The Board of Directors set the offering price at $0.60 per share on August 21, 1995. The offer was completed as of November 1, 1995, and the Company raised capital of approximately $3,384,000 through the offering and conversion of its convertible subordinated debentures.

4.   RECLASSIFICATIONS:

     Certain financial statement amounts have been reclassified to conform to the current period's presentation. These reclassifications have no effect on the net loss or retained deficit previously reported.

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

                            WISMER*MARTIN, INC.
                 PART I - FINANCIAL INFORMATION, Continued


                               -----------






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1995
COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1994

NET SALES

     Net sales for the six months ended December 31, 1995 ("1995") were $5,386,049, representing a decrease of $460,725 (8%) from December 31, 1994 ("1994") sales of $5,846,774, which resulted from a decline in service revenue and sales of equipment, software and supplies. The Company's pretax results of operations increased from a loss of $1,000,320 in 1994 to an income of $1,002,643 in 1995.

OPERATING EXPENSES

     The cost of software license fees was $243,279 for 1995, a decrease of approximately $53,000, or 18%, from 1994. Enhancements have been made to the SM*RT Practice product, which have increased the marketability and extended the life of this product. Thus, the unamortized costs associated with the previous version of this product have been added to the costs of enhancement and amortized over the estimated economic life of the new version (five years), consistent with the Company's policy for software development costs.

     The cost of equipment, software and supplies sold was $528,760, a decrease of about $498,000 (48%) from 1994. The reduction relates to a 51% decrease in equipment, software and supplies sales.

     Cost of support and operations was $1,071,977 for 1995, representing a decrease of $485,257 (31%) from 1994. The decrease is the result of certain cost restructuring measures taken by the Company in order to increase overall profitability of its operations.

     Selling and marketing expenses were $648,515 for 1995, a decrease of $620,011 (49%) from 1994 which resulted from a reduction in the number of sales and marketing personnel.

     Product research, development and enhancement costs for 1995 decreased by $272,872 (21%) from 1994. This reduction is the result of a decrease in the number of personnel devoted to enhancing the Company's existing products and developing new products.

     As a direct result of the decrease in product research, development and enhancement costs, the amount of enhancement expenses capitalized as software development costs for 1995 was reduced by $241,517, a decrease of 31%.

     General and administrative expenses for 1995 were $1,305,535, representing a decrease of $722,299 (36%) from 1994. This reduction reflects the success of the Company's efforts to control overhead expenses.

     Principally due to the conversion of $3 million of convertible subordinated debentures into shares of common stock, 1995 interest expense was reduced by $54,988 (32%).

     The Company used a portion of its prior years' net operating loss carryforwards to offset the income tax provision on 1995 operating income. The remaining net operating loss carryforwards will be available to offset the future reversal of temporary differences created by software development costs and other items which give rise to deferred tax liabilities.

     The various factors discussed above resulted in a net income of $1,002,643, ($0.07) per share, and net loss of $657,458, ($.07 per share), for six month periods ended December 31, 1995 and 1994, respectively.

                            WISMER*MARTIN, INC.
                 PART I - FINANCIAL INFORMATION, Continued


                               -----------


THREE MONTHS ENDED DECEMBER 31, 1995
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1994

NET SALES

     Net sales for the three months ended December 31, 1995 ("1995") were $3,448,534, representing an increase of $925,032 ,or 37%, from December 31, 1994 ("1994") sales of $2,523,502. The increase principally resulted from an expansion of the Company's existing contracts. The Company's pretax results of operations increased from a loss of $1,059,262 in 1994 to an income of $1,173,737 in 1995.

OPERATING EXPENSES

     The cost of software license fees was $129,242 for 1995, a decrease of approximately $19,000 (13%) from 1994.

     The cost of equipment, software and supplies sold was $327,768 for 1995, a decrease of about $215,000 (40%) from 1994, resulted from a 49% decline in equipment, software and supplies sales.

     Cost of support and operations was $547,928 for 1995, representing a decrease of $265,958 (33%) from 1994. The decrease is the result of product improvements which have reduced the need for technical personnel to assist with software.

     Selling and marketing expenses were $382,685 for 1995, a decrease of $303,893 (44%) from 1994, which resulted from a reduction in the number of sales and marketing personnel.

     As a result of a decrease in the number of personnel devoted to enhancing the Company's existing products and developing new products, product research, development and enhancement costs for 1995 decreased by $163,702 (25%) from 1994.

     The amount of enhancement expenses capitalized as software development costs for 1995 was reduced by $145,461, a decrease of 34% as a result of a decline in product research, development and enhancements.

     General and administrative expenses for 1995 were decreased by $422,810, (40%) from 1994. This reduction reflects the Company's successful efforts to eliminate or reduce nonessential expenses in order to control its operating overhead.

     Interest expense for 1995 was $27,500, a decrease of $61,957, (69%) from 1994. The reduction was related to the conversion of $3 million of convertible subordinated debentures into shares of common stock.

                   FINANCIAL CONDITION AND LIQUIDITY

     During the first six months ended December 31, 1995, in addition to about $1,180,000 cash provided by operations, the Company raised capital of approximately $3,384,000 from issuance of common stock to the public investors, $2,500,000 of which was through the conversion of subordinated debentures to shares of common stock. The Company paid-off amounts due on its revolving line of credit and note payable to Seafirst. Additional cash proceeds of $155,000 was provided from disposition of property, plant and equipment. The Company invested over $600,000 in software development costs and approximately $56,000 in property, plant and equipment.

     Management believes that the Company has sufficient resources to meet its immediate working capital needs.

                            WISMER*MARTIN, INC.
                 PART II - FINANCIAL INFORMATION, Continued


                               -----------









ITEM 1.  LEGAL PROCEEDINGS

On September 21, 1995, the Company had filed a complaint for injunctive relief and damages in the U.S. District Court in the Eastern District of Washington against Electronic Data Systems Corporation. During October, 1995, the Company dismissed the litigation without award of cost to either party.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS       INDEX TO EXHIBITS

     EXHIBIT NO.    DESCRIPTION OF EXHIBIT
     27             Financial Data Schedule


(b)  REPORTS ON FORM 8-K
     None

Items 2, 3, 4 and 5 of Part II are not applicable on this report.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WISMER-MARTIN, INC.
                               ---------------------
                                  (Registrant)


Date: January 24, 1996      By:  /s/ Mehdi Moussavi
                               ---------------------
                               Mehdi Moussavi
                               Vice President of Finance and Chief
                               Financial Officer
                               (Principal Financial and Accounting Officer)