Form 10QSB
period 1996-03-31
WISMER MARTIN INC
filed 1996-04-26
CIK 791260

             U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D.C.  20549

                           FORM 10-QSB


(Mark One)
      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996
      [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
         For the transition period from
        to

                 Commission File Number 0-17478

                       WISMER*MARTIN, INC.
(Exact name of small business issuer as specified in its charter)


               Washington                         91-1196514
(State or other jurisdiction of incorporation or organization)
(IRS Employer Identification No.)


                    N. 12828 Newport Highway
                  Mead, Washington  99021-9988
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

              APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:     As of April 1, 1996, there were 16,325,461 shares
outstanding of the registrant's common stock, par value $.001, which is the only class of common or voting stock of the registrant.

   Transitional Small Business disclosure Format (check one):
Yes          ;  No     X

                       WISMER*MARTIN, INC.

                           FORM 10-QSB

              For The Quarter Ended March 31, 1996




                            I N D E X

                                                                      Page

PART I - Financial Information

   Item 1 - Consolidated Balance Sheets as of March 31, 1996
            and June 30, 1995                                         1

          - Consolidated Statements of Operations for the
            Three and Nine Month Periods
            Ended March 31, 1996 and 1995                             2

          - Consolidated Statements of Cash Flows for the Nine
            Month Periods Ended March 31, 1996 and 1995               3

          - Notes to Consolidated Financial Statements                4-5

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       6-7

PART II - Other Information                                           8

                       WISMER*MARTIN, INC.
                   CONSOLIDATED BALANCE SHEETS
             As of March 31, 1996 and June 30, 1995

                                                    March 31,     June 30,
                                                      1996          1995
                                                  -----------    ----------
ASSETS                                            (Unaudited)    (Audited)


Current Assets:
  Cash and cash equivalents                        $   540,404   $    91,225
  Trade receivables, net of allowance for
    doubtful accounts of $64,000 and $255,647          769,064       854,474
  Unbilled costs and expenses                          135,750        37,800
  Inventories                                          130,869       184,803
  Prepaids and other assets                             36,786       148,066
                                                   ------------  ------------
        Total current assets                         1,612,873     1,316,368

Property, plant and equipment, net of accumulated
   depreciation of $2,438,880 and $2,095,850         1,343,068     1,802,139

Software development costs, net of accumulated
   amortization of $1,915,673 and $1,491,918         3,367,911     2,879,421

Other assets, net of accumulated amortization
   of $249,702 and $206,637                             62,437       249,235
                                                   ------------  ------------
    Total assets                                   $ 6,386,289   $ 6,247,163
                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Note payable to bank                             $      -      $   583,964
  Accounts payable                                     344,776       863,110
  Accrued wages and related taxes                      294,066       351,562
  Other accrued liabilities                             89,979       184,516
  Deferred revenue                                   1,731,334     1,922,539
  Long-term debt, due within one year                   34,937        70,335
  Obligations under capital leases,
     due within one year                                36,097        30,500
                                                   ------------  ------------
      Total current liabilities                      2,531,189     4,006,526
Other liabilities                                       54,590        86,984
Long-term debt, due after one year                     744,657       879,662
Convertible subordinated debentures                       -        3,000,000
Obligations under capital leases, due
  after one year                                        52,664        67,615
                                                   ------------  ------------
        Total liabilities                            3,383,100     8,040,787
                                                   ------------  ------------
Stockholders' Equity (Deficit):
  Common stock, $0.001 par value 20,000,000 shares
    authorized; 16,325,461 and 9,847,625 shares
    issued and outstanding                              16,325         9,848
  Additional paid-in capital                         4,881,190     1,203,809
  Excess purchase price of acquired subsidiary      (2,533,308)   (2,533,308)
  Retained earnings (deficit)                          638,982      (473,973)
                                                   ------------  ------------
        Total stockholders' equity (deficit)         3,003,189    (1,793,624)
                                                   ------------  ------------
  Total liabilities and stockholders' equity       $ 6,386,289   $ 6,247,163
                                                   ============  ============

  See accompanying notes to consolidated financial statements.

                       WISMER*MARTIN, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three and Nine Month Periods Ended March 31, 1996 and 1995

                                                   Three Months Ended           Nine Months Ended
                                                        March 31,                    March 31,
                                                     1996        1995             1996         1995
                                                 -----------  -----------     -----------  -----------
                                                 (Unaudited)  (Unaudited)     (Unaudited)  (Unaudited)


 Net Sales:
  Software license fees                          $   563,923  $   581,158     $ 2,558,594  $ 2,149,057
  Equipment, software and supplies sales             372,530      487,970       1,076,920    1,920,152
  Software and hardware maintenance contracts      1,066,269      977,449       3,112,531    2,879,754
  Service revenue                                    441,564      534,890       1,367,052    2,154,972
  Discounts                                         (161,647)    (597,768)       (446,409)  (1,273,462)
                                                 ------------ ------------    ------------ ------------
 Net Sales                                         2,282,639    1,983,699       7,668,688    7,830,473
                                                 ------------ ------------    ------------ ------------

 Operating Expenses:
  Cost of software license fees                      170,376      163,376         413,655      459,619
  Cost of equipment, software and supplies sold      264,797      373,709         793,557     1,401,011
  Cost of support and operations                     583,741      641,294       1,655,718     2,197,585
  Selling and marketing                              351,035      627,077         999,550     1,895,603
  Product research, development and enhancements     439,370      589,246       1,464,875     1,887,622
  Less: amount capitalized related to enhancements  (299,079)    (499,943)       (845,546)   (1,287,927)
  General and administrative                         660,710      791,478       1,966,245     2,819,313
                                                 ------------ ------------    ------------ -------------
  Total operating expense                          2,170,950    2,686,237       6,448,054     9,372,826
                                                 ------------ ------------    ------------ -------------
 Operating Income (Loss)                             111,689     (702,538)      1,220,634    (1,542,353)
                                                 ------------ ------------    ------------ -------------
 Other Income (Expense):
  Interest and other income                           22,931        7,722          33,699        19,274
  Interest expense                                   (24,309)    (129,527)       (141,379)     (301,584)
                                                 ------------ ------------    ------------ -------------
  Total other income (expense)                        (1,378)    (121,805)       (107,680)     (282,310)
                                                 ------------ ------------    ------------ -------------

Income (Loss) Before Income Tax Provision            110,311     (824,343)      1,112,954    (1,824,663)

Income Tax Expense (Benefit)                            -            -               -         (342,862)
                                                 ------------ ------------    ------------ -------------
Net Income (Loss)                                $   110,311  $  (824,343)    $ 1,112,954   $(1,481,801)
                                                 ============ ============    ============ =============
Net Income (Loss) Per Share                      $      0.01  $     (0.09)    $      0.07   $     (0.15)
                                                 ============ ============    ============ =============
Weighted average common shares outstanding        16,325,461    9,847,625      14,887,559     9,685,500
                                                 ============ ============    ============ =============

  See accompanying notes to consolidated financial statements.

                       WISMER*MARTIN, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Nine Month Periods Ended March 31, 1996 and 1995

                                                         1996         1995
                                                     -----------  -----------
                                                     (Unaudited)  (Unaudited)

Cash flows from operating activities:
Net income (loss)                                    $ 1,112,954  $(1,481,801)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
 Depreciation and amortization                           905,267      927,624
 Loss on disposal of property, plant and equipment        10,249         -
 Change in operating assets and liabilities:
     Trade receivables                                    85,410    1,074,831
     Unbilled costs and expenses                         (97,950)     (23,897)
     Inventories                                          53,934      357,648
     Prepaids and other assets                           111,280       12,164
     Deferred Income Taxes                                  -        (341,845)
     Accounts payable                                   (518,334)     (82,775)
     Accrued wages and related taxes                     (57,496)    (183,097)
     Other accrued liabilities                           (94,537)    (163,970)
     Deposits                                               -         (15,211)
     Deferred revenue                                   (191,205)      86,709
     Other liabilities                                   (32,394)        -
                                                     ------------ ------------
       Net cash provided by operating activities       1,287,178      166,380
                                                     ------------ ------------
Cash flows from investing activities:
 Proceeds from disposition of property, plant
    and equipment                                        155,595         -
 Purchase of property, plant and equipment              (110,319)    (324,752)
 Additions to software development costs                (902,146)  (1,287,926)
 Purchase of other assets                                 (1,068)     (70,952)
                                                     ------------ ------------
       Net cash used in investing activities            (857,938)  (1,683,630)
                                                     ------------ ------------
Cash flows from financing activities
 Payment of debt obligations                            (170,403)     (96,642)
 Net proceeds from issuance of common stock              783,660      121,750
 Payments under capital lease obligations                 (9,354)     (18,467)
 Net proceeds (payments) on note payable to bank        (583,964)     958,949
                                                     ------------ ------------
 Net cash provided by financing activities                19,939      965,590
                                                     ------------ ------------
Net increase (decrease) in cash and cash equivalents     449,179     (551,660)
Cash and cash equivalents at beginning of period          91,225      588,349
                                                     ------------ ------------
Cash and cash equivalents at end of period           $   540,404  $    36,689
                                                     ============ ============

Supplemental disclosures of cash flow information
 Cash paid during the period for:
       Interest                                      $   232,204  $   331,255
                                                     ============ ============
       Income taxes                                  $     1,736  $      -
                                                     ============ ============
Noncash financing activities:
 Conversion of convertible subordinated
      debentures to equity                           $   500,000  $       -
                                                     ============ ============
 Subordinated debentures accepted as
      consideration for common stock                 $  2,500,000 $       -
                                                     ============ ============

  See accompanying notes to consolidated financial statements.

                       WISMER MARTIN, INC.
                 PART I - FINANCIAL INFORMATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       -------------------

1.   COMPANY ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

2.   CONVERTIBLE SUBORDINATED DEBENTURES

     On August 26, 1993, the Company issued convertible subordinated debentures with a face value of $500,000 in exchange for cash. The debentures are due August 31, 1998. Interest accrues on the outstanding principal of the debenture at the rate of 7% per annum and is payable semi-annually on February 28 and August 31 during the term of the debenture. The debenture allows the holder to convert in whole, or in part, the outstanding balance into shares of the Company's common stock at any time during the term of the debenture at a fixed conversion price of $.60 per common share. The Company may, at its option, call the outstanding principal amount of the debentures for redemption at any time after December 31, 1993. As of November 1, 1995, all of the holders of these convertible subordinated debentures have converted their debentures into common stock, utilizing the conversion feature of their debentures.
     On February 10, 1994, the Company issued convertible subordinated debentures with a face value of $2,500,000 in exchange for all the outstanding stock of Integrated Health Systems, Inc. ("IHS"). The debentures are due January 31, 1999. Interest accrues on the outstanding principal of the debenture at the rate of 7% per annum and is payable semi-annually on January 31 and July 31 during the term of the debenture. The debenture allows the holder to convert in whole, or in part, the outstanding balance into shares of the Company's common stock at any time during the term of the debenture at a fixed conversion price of $3.23 per common share.

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

                       WISMER MARTIN, INC.
           PART I - FINANCIAL INFORMATION, Continued
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       -------------------

3.   STOCK OFFERING

     On August 15, 1995, the Company's Form SB-2 Registration of 6,066,667 shares of common stock for the public offering became effective with the Securities and Exchange Commission. The Board of Directors set the offering price at $0.60 per share on August 21, 1995. The offer was completed as of November 1, 1995, and the Company raised capital of approximately $3,384,000 through the offering and conversion of its convertible subordinated debentures.

4.   RECLASSIFICATIONS

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

                       WISMER MARTIN, INC.
            PART I - FINANCIAL INFORMATION, Continued
                       -------------------


Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended March 31, 1996 (1996) Compared with
Nine Months Ended March 31, 1995 (1995)

NET SALES

     As a result of decreases in service revenues and sales of equipment, software and supplies, 1996 net sales decreased from 1995 net sales by approximately $162,000 (2%).

OPERATING EXPENSES

     Total 1996 operating expenses, compared to 1995, decreased by over 2,924,000 (31%) due to certain cost cutting measures taken during the period, as well as, an ongoing effort to make the overall operations more efficient.

     Interest expense for 1996, compared to 1995, decreased by approximately $160,000 (53%). The reduction related to the conversion and pay-off of convertible debentures and other debts.

     The Company used a portion of its prior years' net operating loss carryforwards to offset the income tax provision on its' 1996 operating income. The remaining net operating loss carryforwards will be available to offset the future reversal of temporary differences created by software development costs and other items which give rise to deferred tax liabilities.

     The above resulted in a net income of over $1,112,000 ($0.07 per  share) for 1996 compared to a net loss of $1,481,801  ($0.15 per share) for 1995.


Three Months Ended March 31, 1996 (3Q96) Compared  with
Three Months Ended March 31, 1995 (3Q95)

NET SALES

     Net sales for 3Q96 were approximately $2,283,000, representing an increase of approximately $299,000 (15%) from net sales for 3Q95. The increase predominantly resulted from an increase in the Company's sales force and concentration of the Company's marketing efforts in larger healthcare providers.

OPERATING EXPENSES

     In an ongoing effort to reduce costs and make the Company's operations more efficient and profitable, operating expenses for 3Q96 compared with 3Q95 were reduced by over $515,000 (19%).

     Interest  expense  for  3Q96 was  approximately  $24,000,  a
decrease  of  over  $105,000  (81%)  from  3Q95.   The  reduction
resulted   from   the  conversion  and  pay-off  of   convertible
debentures and other debts.

     The  above changes resulted in a net income of approximately
$110,000 ($0.01 per share) for 3Q96 compared with a loss of approximately $824,000 ($0.09 per share) for 3Q95.

                       WISMER MARTIN, INC.
            PART I - FINANCIAL INFORMATION, Continued
                       -------------------

                Financial Condition and Liquidity

     During the first nine months ended March 31, 1996, in addition to approximately $1,287,000 cash provided by operations, the Company raised capital of approximately $3,384,000 from issuance of common stock to the public investors, $2,500,000 of which was through the conversion of subordinated debentures to shares of common stock. The Company paid-off amounts due on its revolving line of credit and note payable to Seafirst.
Additional cash proceeds of over $155,000 were provided from disposition of property, plant and equipment. The Company invested over $900,000 in software development costs and approximately $110,000 in property, plant and equipment.

     Management   believes  that  the  Company   has   sufficient
resources to meet its immediate working capital needs.

                       WISMER MARTIN, INC.
                   PART II - OTHER INFORMATION
                       -------------------


Items 1 through 5 of Part II are not applicable on this report.

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

                              WISMER-MARTIN, INC.
                                   (Registrant)



Date:  April 24, 1996   By:  /s/ Mehdi Moussavi
                        ---------------------------------
                                 Mehdi Moussavi
                                 Vice President of Finance
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)